Form 10-Q
period 1996-04-30
SPECIALTY EQUIPMENT COMPANIES INC
filed 1996-06-14
CIK 814013

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934.

                 For the quarterly period ended April 30, 1996
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934.

For the transition period from                             to
                               ----------------------------  -------------------
Commission File Number:         0-22798
                       ---------------------------------------------------------

                      SPECIALTY EQUIPMENT COMPANIES, INC.
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                         36-3337593
- - --------------------------------------------------------------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                         Identification No.)

1245 Corporate Blvd., Suite 401, Aurora, IL                       60504
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                (708) 585-5111
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes  X    No    .
                                              ---      ---
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X      No    .
                          ---        ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                     Outstanding at June 12, 1996
- - -----------------------------                       ----------------------------
Common Stock, $0.01 par value                           17,389,872 shares


                                                The exhibit index is on page 15.

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                      SPECIALTY EQUIPMENT COMPANIES, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)

                                                                                               Three Months Ended
                                                                                                    April 30,
                                                                                                1995        1996
                                                                                              --------    --------
Revenue ..........................................................................           $ 106,116   $ 105,305
Cost of sales ....................................................................              72,571      72,661
                                                                                             ---------   ---------
         Gross margin ............................................................              33,545      32,644
Selling, general and administrative expenses .....................................              16,644      15,636
Amortization .....................................................................              12,642         441
Other income, net ................................................................                 (11)        (10)
                                                                                             ---------   ---------
Earnings from operations before interest and
 income taxes ....................................................................               4,270      16,577
Interest expense, net ............................................................               5,579       4,992
                                                                                             ---------   ---------
Earnings (loss) from operations before
 income taxes ....................................................................              (1,309)     11,585
Income taxes .....................................................................               4,248       4,508
                                                                                             ---------   ---------
         Net earnings (loss) .....................................................           $  (5,557)  $   7,077
                                                                                             =========   =========
Net earnings (loss) per common and dilutive
 common equivalent share .........................................................           $   (0.34)  $    0.33
                                                                                             =========   =========
Average number of common and dilutive common
 equivalent shares outstanding ...................................................            16,459.2    21,496.7





The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     SPECIALTY EQUIPMENT COMPANIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                              ASSETS
                                                                                   January 31,     April 30,
                                                                                       1996          1996
                                                                                   -----------    ----------
                                                                                                  (unaudited)
Current assets:
 Cash and cash equivalents ...............................................         $  28,447      $  32,987
 Accounts receivable, net ................................................            44,969         59,605
 Inventories .............................................................            51,514         49,462
 Other current assets ....................................................            10,777         10,544
                                                                                   ---------      ---------
    Total current assets .................................................           135,707        152,598
Net property, plant and equipment ........................................            29,451         30,128
Restricted cash equivalents ..............................................             5,873          5,148
Intangible assets, net ...................................................             7,667          7,526
Other assets .............................................................             1,537          1,526
                                                                                   ---------      ---------
    Total assets..........................................................         $ 180,235      $ 196,926
                                                                                   =========      =========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Current installments of long-term debt ..................................         $     174      $     174
 Accounts payable ........................................................            21,340         23,023
 Accrued expenses ........................................................            67,167         70,888
 Accrued income taxes ....................................................             4,199          8,401
                                                                                   ---------      ---------
    Total current liabilities ............................................            92,880        102,486
Long-term debt, excluding current installments ...........................           193,041        192,997
Other non-current liabilities ............................................             1,935          1,904
Stockholders' equity (deficit):
 Common stock ............................................................               173            174
 Additional paid-in capital ..............................................            50,895         50,961
 Accumulated deficit .....................................................          (157,921)      (150,844)
 Other ...................................................................              (768)          (752)
                                                                                   ---------      ---------
     Total stockholders' deficit .........................................          (107,621)      (100,461)
Commitments and contingent liabilities (note 7) ..........................
Total liabilities and stockholders' equity (deficit)......................         $ 180,235      $ 196,926
                                                                                   =========      =========




The accompanying notes are an integral part of these consolidated financial statements.

                                                                          Page 4
                      SPECIALTY EQUIPMENT COMPANIES, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      Three Months Ended
                                                                                           April 30,
                                                                                    1995              1996
                                                                                  --------          --------
Cash flows from operating activities:
 Net earnings (loss) ..................................................           $ (5,557)         $  7,077
 Items not affecting cash:
  Depreciation and amortization .......................................              1,070             1,085
  Amortization ........................................................             12,642               441
  Utilization of NOL carry forward ....................................                273               273
  Gain from asset sales................................................                (11)              (10)
                                                                                  --------          --------
   Total...............................................................              8,417             8,866
Changes in current assets and liabilities:
 Accounts receivable, net..............................................            (16,537)          (14,117)
 Inventories ..........................................................              1,710             2,492
 Other current assets .................................................                (59)              240
 Accounts payable and other current
  liabilities, excluding current installments of long-term debt........             13,648             9,177
                                                                                  --------          --------
   Total...............................................................             (1,238)           (2,208)
                                                                                  --------          --------
Net cash flows from operations ........................................              7,179             6,658
Cash flows from investing activities:
 Additions to property, plant and equipment ...........................             (1,821)           (1,550)
 Disposals of property, plant and equipment ...........................                 10                10
 Cash equivalents restricted for capital additions ....................             (4,259)              725
 Acquisition of net assets of business.................................                 --            (1,322)
                                                                                  --------          --------
  Net cash used in investing activities................................             (6,070)           (2,137)
                                                                                  --------          --------
Cash flows from financing activities:
 Net decrease in revolving credit facility ............................             (6,598)               --
 Repayments of long-term debt .........................................                (71)              (44)
 Proceeds from long-term debt .........................................              6,400                --
 Proceeds from stock options exercised ................................                 60                67
 Refinancing costs.....................................................               (110)               --
                                                                                  --------          --------
  Net cash used in financing activities................................               (319)               23
                                                                                  --------          --------
Other..................................................................               (329)               (4)
                                                                                  --------          --------
Net increase (decrease) in cash and cash equivalents...................                461             4,540
 Cash and cash equivalents:
 Beginning of period...................................................              3,244            28,447
                                                                                  --------          --------
 End of period.........................................................           $  3,705          $ 32,987
                                                                                  ========          ========





The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

These financial statements should be read with the financial statements and the notes thereto for the fiscal year ended January 31, 1996 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("Commission") on March 26, 1996.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month period ended April 30, 1995 and 1996, (b) the financial position at January 31, 1996 and April 30, 1996 and (c) the statements of cash flows for the three month periods ended April 30, 1995 and 1996, have been made. The financial results for the three months ended April 30, 1996 are not necessarily indicative of the financial results for the entire 1997 fiscal year. Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

Net earnings (loss) per common and dilutive common equivalent share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. The outstanding warrants and options to purchase common stock are not included in common shares outstanding for the period ended April 30, 1995 because the Company reported a net loss for that period; such options and warrants are included for the period ended April 30, 1996 for which the Company reported net earnings.

2. Accounts Receivable

Accounts receivable at the following dates consisted of the following:

                                                                                  January 31,          April 30,
              Description                                                            1996                1996
                                                                                  ----------           ---------
                                                                                          (in thousands)
       Accounts receivable ..............................................          $50,498              $65,030
       Less: allowance for doubtful accounts ............................            5,529                5,425
                                                                                   -------              -------
            Total .......................................................          $44,969              $59,605
                                                                                   =======              =======

3. Inventories

Inventories at the following dates consisted of the following:

                                                                                  January 31,          April 30,
                                                                                     1996                1996
                                                                                  ----------           ---------
                                                                                          (in thousands)
       Raw materials....................................................           $26,052              $25,307
       Work in progress ................................................             6,976                7,086
       Finished goods ..................................................            18,486               17,069
                                                                                   -------              -------
                                                                                    51,514               49,462
       Less: excess of FIFO cost over LIFO cost                                         --                   --
                                                                                   -------              -------
               Total ...................................................           $51,514              $49,462
                                                                                   =======              =======


The Company uses the LIFO method of valuing inventories. LIFO had a de minimis affect on the cost of sales for the three month periods ended April 30, 1995 and 1996.

                      SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Intangibles:


                                                                                January 31,  April 30,
                                                                                   1996        1996
                                                                                 --------    --------
                                                                                    (in thousands)
Intangibles consisted of the following:

       Patents ..............................................                    $ 1,568     $ 1,568
       Other intangibles ....................................                     48,206      48,506
       Deferred pension costs ...............................                      1,904       1,904
       Less: accumulated amortization .......................                     44,011      44,452
                                                                                 -------     -------

       Net intangibles ......................................                    $ 7,667     $ 7,526
                                                                                 =======     =======

Other intangibles primarily include deferred financing fees, engineering drawings, distribution networks and skilled workforce.

5.  Income Taxes

The Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"("Statement 109") effective March 1, 1993. The adoption of Statement 109 resulted in a net deferred tax asset of $35.7 million for the fiscal year ended January 31, 1996 less a valuation allowance of $30.6 million. The Company has approximately $18.9 million in NOL carry forwards. However, a number of issues regarding the treatment of certain changes in ownership of the Company pursuant to certain provisions of the Internal Revenue Code of 1986, as amended, may arise which, if determined adversely, could limit the amount and/or use of the NOL carry forwards. The NOL carry forwards are available through fiscal 2008.

6.  Long-Term Debt

Long-term debt at the following dates consisted of the following:

                                                                                        January 31,      April 30,
                 Description                                                               1996            1996
                                                                                         --------        -------
                                                                                              (in thousands)
       Revolving line of credit .........................................                $     --       $     --
       11-3/8% senior subordinated notes due 2003 .......................                 180,000        180,000
       Industrial project revenue bonds due 2008 and 2009 ...............                  12,900         12,900
       Capitalized leases ...............................................                     315            271
                                                                                         --------       --------
                                                                                          193,215        193,171
       Less:  current installments ......................................                     174            174
                                                                                         --------       --------
               Total long-term debt, less current installments...........                $193,041       $192,997
                                                                                         ========       ========

                      SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Commitments and Contingent Liabilities

The Company is involved in litigation and claims incidental to its business. The ultimate outcome of these matters cannot presently be determined because of the uncertainties inherent in litigation. However, such claims are being vigorously contested and management does not believe that it is probable that the ultimate outcome of the loss contingencies relating to such litigation and claims will have, individually or in the aggregate, a material adverse impact upon the financial condition or results of operations of the Company.

The following is a summary of the more significant litigation and claims.

Litigation

The Company was a defendant, along with a number of its current and former officers and directors, its former lender, General Electric Capital Corporation ("GECC"), and the underwriters with respect to the Company's 1988 offering of debentures, in a securities class action filed by Melvin C. Nielsen (the "Nielsen Case") alleging that the Company's prospectus and registration statement with respect to such debentures contained material misrepresentations and omissions, and seeking rescission of the sale of all $150 million of debentures, and other compensatory and exemplary damages, and costs and expenses. Although the claim was discharged against the Company pursuant to the Company's plan of reorganization ("POR") and the Company was subsequently dismissed from this case, the Company has continuing indemnification obligations with respect to any liabilities incurred with regard to this claim by all of the current and certain of the former officers and directors who are defendants in the case, and has also agreed to indemnify GECC and one underwriter, Kidder, Peabody & Co. ( a GECC affiliate at such time) for all costs incurred by them in a successful defense. On October 27, 1994 the Company paid GECC $80,000 with respect to GECC's costs incurred in connection with the Nielsen case. Further, Piper Jaffray & Hopwood, another underwriter, made a claim under the terms of its underwriting agreement for indemnification for its costs and expenses in litigating this claim, which claim was denied by the Bankruptcy Court. The Company's ultimate indemnification liability with respect to this case, if any, should be limited to the extent that in connection with the POR, persons holding approximately $115 million in principal amount of debentures at February 5, 1992 granted releases to, among others, each defendant in this case. However, because of the possibility that the debentures were traded among members of the plaintiff class, there can be no assurance that the Company's indemnification obligation with respect to the Nielsen Case is limited to $35 million; additionally, the Company has not established a reserve in its financial statements relating to its possible indemnification obligation in the Nielsen case.

The Company and certain of its current and former directors are named as defendants in an action filed by Virginia A. Noerr, who claims to be a stockholder of the Company's common stock. The action "Noerr v. Greenwood et al.," C.A. No. 14320, is pending in the Court of Chancery for the State of Delaware in and for New Castle County, Delaware. Plaintiff purports to bring this action both as a class action on behalf of all stockholders of record on April 2, 1993 and derivatively for the benefit of the Company. The amended complaint alleges that the named individual defendants breached fiduciary duties of care and loyalty owed to the Company with regard to stock options granted to the named individual defendants and with regard to the accuracy of the disclosures in the proxy statement which sought stockholder approval. Plaintiff also alleges, among other things, that implementation of the Company's stock option plan constituted self-dealing transactions not entirely fair to the Company in that the exercise price of the options was so unreasonably low that the issuance of Common Stock pursuant to the options constitute waste. The amended complaint seeks, among other things, entry of judgment against defendants permanently enjoining them from exercising the stock options; imposing a constructive trust for the benefit of the Company upon any profits the individual named defendants may have made through exercise of their options, and monetary damages, costs and expenses. In May 1996 plaintiff filed an amended complaint. The amended complaint, among other things, corrects certain errors in the original filing and expands the complaint to include the Company's Executive Long-

                      SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Term Incentive Plan. The individual defendants have made demand upon the Company for indemnification. The Company believes that if the Company were liable to the individual defendants for indemnification, the uninsured portion of such liability would not be material to the Company. The Company and the individual defendants believe that the plaintiff's allegations are without merit and are factually incorrect and the Company intends to contest these allegations vigorously.

The Company is a defendant along with other defendants in an action filed on July 20, 1995 entitled "Thermodyne Food Service Products, Inc. and AFTEC, Inc.
v. McDonald's Corporation, et al." in the United States District Court, Northern District of Illinois, Eastern Division. Plaintiffs allege that the Company and other defendants misappropriated trade secrets in connection with the Company's development of an oven for McDonald's. Plaintiffs have also asserted unfair competition and violations of the Illinois Consumer Fraud and Deceptive Practices Act. As a result of a ruling on a motion to dismiss, the only claim remaining against the Company is the trade secret claim. The complaint does not specify a dollar amount for claimed damages. The Company believes it has strong defenses to this claim and intends to contest it vigorously.

Environmental and Related Matters

On May 5, 1994, the Company (doing business as Taylor Freezer Company) was among more than 80 parties notified as potential third-party defendants in an action involving the clean up of the MIG/Dewane Landfill near Belvidere, Illinois. A third-party complaint has been filed by the principal owners and operators of the landfill. Those owners and operators were sued by the principal users of the landfill who in turn had been sued by the Environmental Protection Agency ("EPA") in April, 1992. The complaint seeks contribution for the proposed clean up of the site. The Company has not received settlement offers from the EPA, but it settled its alleged liability with the private plaintiffs for $54,000 for the costs associated with the remedial investigation of the site. The Company has not settled its alleged liability for clean up costs at the site. Beatrice Company (ConAgra) has assumed defense of the matter and has agreed to defend and indemnify the Company for claims related to the MIG/Dewane site to the extent they are related to Taylor and the events giving rise to the claims occurred during the Beatrice Company (ConAgra) period of ownership. Based upon presently available information, management does not believe this matter will have a material effect on the Company's results of operation or financial condition.

The Company has also received notice of potential environmental actions from (i) the South Carolina Department of Health and Environmental Control ("SCDHEC") and the EPA with respect to drums of hazardous waste materials disposed of in South Carolina, (ii) the SCDHEC with respect to the clean up of the Unisphere Hazardous Waste Site in Spartanburg County, South Carolina, and
(iii) the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection ("NDEP"), which issued a finding of alleged violation and order relating to alleged soil contamination. With respect to the SCDHEC matter discussed in (i) above, management is unable to determine the existence or amount of its potential liabilities because no formal proceedings have been commenced and no notifications have been received regarding this matter since December, 1992. The Company has reason to believe that this site will be the subject of no further action by the EPA. With respect to the SCDHEC matter discussed in (ii) above, management is unable to determine the existence or amount of its potential liability, if any, because the use of the site by Beverage-Air occurred prior to the purchase of the Beverage-Air assets by the Company from Gerlach Industries in November, 1986. With respect to the NDEP matter discussed in (iii) above, the Company has spent approximately $307,000 to conduct tests and to implement a remediation program, but given the pendency of the Company's appeal and its uncertain outcome, management cannot estimate what, if any, additional expenditures might be required.

                      SPECIALTY EQUIPMENT COMPANIES, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Letters of Credit

As of April 30, 1996, the Company had letters of credit outstanding totaling $18.6 million, which guarantee various business activities, including $13.1 million of letters of credit which guarantee the Industrial Project Revenue Bonds (see note 6 above).

8.  Stock Option Plan and Stock Warrants

On May 6, 1993 the stockholders approved long-term incentive plans for both non-employee directors and employees. Pursuant to the Non-Employee Directors Long-Term Incentive Plan ("Director Plan") each non-employee director was granted an option to purchase 175,241 shares of the Company's common stock at a price of $1.00 per share (which was not less than management's determination of the fair market value of the underlying shares on the date of grant). The aggregate grants under the Director Plan totaled 876,205 shares.

The Executive Long-Term Incentive Plan, as amended, ("Employee Plan") allows for the issue of a total of 4,004,814 shares of the Company's common stock. All of the options granted are at an exercise price which was not less than management's determination of the fair market value of the underlying shares at the respective dates of grant.

The options under the Director Plan all vested and became exercisable on May 6, 1995, as on such date all of the conditions to vesting were satisfied. All options awarded pursuant to the Director Plan expire on May 6, 2000.

The following sets forth information with respect to options issued and outstanding:


                                                            Average option
                                                 Shares     price per share
                                                 ------     ---------------
Options outstanding at January 31, 1996         3,703,732      $ 2.02
Options exercised                                 (64,829)      (1.00)
Options canceled                                   (2,171)      (1.00)
                                                ---------      ------
Options outstanding at April 30, 1996
 (3,356,732 exercisable)                        3,636,732      $ 2.03
                                                =========      ======


A non-employee director has stock warrants currently exercisable to purchase 1,126,426 shares of Common Stock at approximately $2.00 per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF THE OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The following table sets forth selected operating data as a percentage of Company net revenue:

                                                                                         Three Months Ended
                                                                                              April 30,
                                                                                        1995            1996
                                                                                       ------          ------
Net revenue:
Beverage-Air............................................................                44.0%           36.5%
Taylor Company..........................................................                40.5            47.5
Wells Manufacturing/Bloomfield .........................................                13.3            13.5
World Dryer.............................................................                 2.2             2.5
                                                                                       -----           -----
Net revenue ............................................................               100.0           100.0
Gross margin ...........................................................                31.6            31.0
Selling, general and administrative expenses............................                15.7            14.9
Amortization ...........................................................                11.9             0.4
                                                                                       -----           -----
Earnings from operations before
 interest expense and income taxes .....................................                 4.0            15.7
Interest expense .......................................................                 5.2             4.7
                                                                                       -----           -----
Earnings (loss) from operations
 before income taxes ...................................................                (1.2)           11.0
Income taxes ...........................................................                 4.0             4.3
                                                                                       -----           -----
Net earnings (loss).....................................................                (5.2)%           6.7%
                                                                                       =====           =====

Three Month Period Ended April 30, 1996 (Fiscal 1997) Compared to Three Month Period Ended April 30, 1995 (Fiscal 1996).

Revenue. Revenue for the three months ended April 30, 1996 decreased 0.8% to $105.3 million compared with $106.1 million for the comparable period in fiscal 1996. The revenue decrease for the three months was primarily attributable to lower sales of refrigeration equipment to the soft drink bottler industry (compared with the particularly strong sales to that industry in the prior year period) offset almost entirely by increased sales of ice cream freezer equipment, including increased sales of such products to the Company's largest customer (total revenue to the Company's largest customer increased from 17.2% of revenue in the prior year period to 21.2% of revenue in the current year period). Revenue attributable to sales of products for use outside the United States decreased by 3.0% in the first three months of fiscal 1997, as compared with the comparable period in fiscal 1996. The decrease is primarily attributable to lower sales of refrigeration equipment to the bottler market as a result of declining industry demand for such equipment and increased competition. However, the Company's sales of products for use outside the United States to its traditional dealer and fast food chain customers increased 16% during the three months ended April 30, 1996 as compared with the comparable period in fiscal 1996. For the first three months of fiscal 1997, revenue from sales of products for use outside the United States was 27.2% of revenue as compared with 27.8% for the same period in fiscal 1996.

The Company's largest customer has experienced significant growth over the last several years. Although the Company is no longer the sole supplier of two-sided cooking grills to this customer, it has received a dominant share of that business. There is no assurance that the Company will maintain such dominant share in the future.

Gross Margin. Gross margin for the three months ended April 30, 1996 decreased 2.7% to $32.6 million, compared with $33.5 million for the comparable period in fiscal 1996. As a percent of revenue, gross margin decreased from 31.6% of revenue for the three months ended April 30, 1995 to 31.0% of revenue in the three months ended April 30, 1996. The decline in gross margin as a percent of revenue is primarily a result of higher direct material costs, principally for stainless steel, and increased price competition in the soft drink bottler market.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expense for the three months ended April 30, 1996 decreased 6.1% to $15.6 million compared with $16.6 million for the comparable period in fiscal 1996. As a percent of revenue, SG&A declined from 15.7% to 14.9%, in the three months ended April 30, 1996 compared to the comparable period in fiscal 1996. Included in the three month period ended April 30,
1995 was a $1.1 million expense provision associated with the implementation of Demand Flow Technology, an inventory program designed to reduce the inventory component of working capital. The three month period ended April 30, 1996 included sales promotion expense of $0.6 million reflecting credits given under a freezer trade-in program and $0.2 million to promote the sale of a counter
top refrigerator model.   The freezers sold under the trade-in program were
reported as sales at their normal selling price.   These expenses were
partially offset by favorable medical and casualty insurance experience of $0.5 million.

Amortization. Amortization for the three months ended April 30, 1996 decreased to $441,000 compared with $12.6 million for the comparable period in fiscal 1996. The decrease is attributable to the fact that the reorganization value in excess of amounts allocable to identifiable assets (which was incurred because of the Company's 1992 reorganization) was fully amortized as of March 31, 1995.

Interest Expense. Interest expense for the three months ended April 30, 1996 decreased 10.5% to $5.0 million compared with $5.6 million for the comparable period in fiscal 1996. The decrease is principally due to a decrease in average amounts borrowed pursuant to the Company's Bank Credit Agreement dated December 1, 1993, as amended (the "Bank Credit Agreement") and an increase in interest income earned from short-term cash investments.

Liquidity and Capital Resources

Net cash flows from operations were $6.7 million for the three months ended April 30, 1996 compared with $7.2 million for the three months ended April 30, 1995. See -- "Results of Operations -- Revenue."

Net cash used in investing activities amounted to $2.1 million for the three months ended April 30, 1996 compared with $6.1 million for the three months ended April 30, 1995. Through the first three months of fiscal 1997, total capital expenditures have been $1.6 million. In addition, the Company acquired the net assets of Taylor Distributors, Inc. for approximately $1.3 million.
The Company anticipates that capital expenditures for fiscal 1997 will be approximately $9.0 million. The Company's capital spending for the balance of fiscal 1997 is expected to be related to the acquisition, installation, improvement and equipping of its Beverage-Air and Taylor production facilities and a 60,000 square foot manufacturing plant for Beverage-Air in Abbeville, South Carolina which is expected to cost approximately $2.0 million. The Company is currently completing plans, subject to board of director approval, for a service and sales technical training center in Rockton, Illinois which is expected to cost approximately $3.0 million and has been included in the projected capital spending for the year.

As of April 30, 1996, the Company had net working capital of $50.1 million. The Company's average operating working capital (defined as average monthly gross accounts receivable and net inventory less accounts payable) as a percentage of sales declined from 22% during fiscal year 1996 to 21% for the three months ended April 30, 1996. The Company's earnings from operations were sufficient to cover fixed charges for the three months ended April 30, 1996.

As of April 30, 1996, the Company had no borrowings under the Revolving Credit Facility of its Bank Credit Agreement. However, it had outstanding letters of credit in the amount of $18.6 million, including $13.1 million of letters of credit which guarantee the Industrial Project Revenue Bonds (referenced in note 6 to the financial statements included as item 1 hereto). Under the Revolving Credit Facility, the Company had $31.4 million available for additional borrowings. In addition, the Company had cash and cash equivalents of $33.0 million as of April 30, 1996.

The Company had four financial covenants to meet at April 30, 1996 under the Bank Credit Agreement -- a current ratio covenant at April 30, 1996 of at least 1.15:1.00; a leverage ratio covenant for the twelve months ended April 30, 1996 of not greater than 5.75:1.00; an interest coverage covenant ratio for the twelve months ended April 30, 1996 of at least 1.50:1.00 and a cash flow to fixed charges covenant ratio of at least 1.175:1.00. The Company met each of these covenants as it had a current ratio of 1.49:1.00 at April 30, 1996; a leverage ratio of 2.92:1.00 for the twelve months ended April 30, 1996; an interest coverage ratio for the twelve months ended April 30, 1996 of 3.02:1.00 and a cash flow to fixed charges ratio for the twelve months ended April 30, 1996 of 2.33:1.00.

Management believes that the sources of capital described above, with internally generated funds, will be adequate to meet the Company's anticipated capital and cash requirements for at least the next twelve months, including debt service and corporate income taxes.

Impact of Inflation

Management does not believe that inflation has had a material impact on the Company's operations during the first three months of fiscal 1997; however, the Company has experienced increased material costs, especially with respect to stainless steel as compared to the first three months of fiscal 1996. Management believes that the Company may face increasing costs during the balance of the fiscal year as a result of inflation which the Company may not fully be able to offset with increased productivity or pass on to its customers due to competitive factors within the industry.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See note 7 of "Notes to Unaudited Consolidated Financial Statements" included in Part I. Item 1. of this Form 10-Q.

Item 4.  Submissions of Matters to a Vote of Security Holders

Election of Directors. At the Company's Annual Meeting of Stockholders, held on April 25, 1996, the following members were elected to the Company's Board of Directors, each by the respective vote indicated to the right of such nominee's name:

                                                              Authority
             Nominee                        For               Withheld
         ---------------------           ----------           ---------
         Avram A. Glazer                 15,408,829           275,150
         Charles E. Hutchinson           15,623,379            60,600
         Richard A. Kent                 15,623,379            60,600



The terms of office of the remaining directors continued following the meeting. There were no other matters submitted to a vote of stockholders for the quarter ended April 30, 1996.

Item 6.  Exhibits and Reports on Form 8-K

     1.  Exhibits

         10.1 Specialty Equipment Companies, Inc. Supplemental Retirement Plan, amended and restated, effective February 1, 1991.

         27.1   Financial Data Schedule

     2.  Reports on Form 8-K.

         None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Specialty Equipment Companies, Inc.
                                                         (Registrant)



Date:    June 13, 1996                       /s/   William E. Dotterweich
     --------------------------              ----------------------------------
                                             William E. Dotterweich,
                                             Chief Executive Officer
                                             (Principal Executive Officer)






Date:    June 13, 1996                       /s/   Donald K. McKay
     --------------------------              ----------------------------------
                                             Donald K. McKay,
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

Exhibit Index



Exhibit
No.                           Description                             Page
- - -------                       -----------                             ----
10.1            Specialty Equipment Companies, Inc. Supplemental       16
                Retirement Plan amended and restated, effective
                February 1, 1991.

27.1            Financial data schedule.                               27

