Form 10-Q
period 1996-07-31
SPECIALTY EQUIPMENT COMPANIES INC
filed 1996-09-10
CIK 814013

                                                                       Page 1
                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934.

                For the quarterly period ended July 31, 1996
                                       or
( ) TRANSITION  REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934.

For the transition period from                     to
                               -------------------    -----------------------

Commission File Number:             0-22798
                         -----------------------------------------------------

                     SPECIALTY EQUIPMENT COMPANIES, INC.
- ------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

     Delaware                                            36-3337593
- -------------------------------------------------------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)

     1245 Corporate Blvd., Suite 401,   Aurora, IL                  60504
- -------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                               (630) 585-5111
- -------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes  X        No  .
                                               -          --
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X      No    .
                           -        --
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                   Outstanding at September 8, 1996
- -----------------------------                --------------------------------
Common Stock, $0.01 par value                        17,484,333 shares


                                                The exhibit index is on page 15.

                                                                                                                             Page 2

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                                               SPECIALTY EQUIPMENT COMPANIES, INC.
                                         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (in thousands except per share amounts)


                                                                              Three Months Ended             Six Months Ended
                                                                                    July 31,                     July 31,
                                                                               1995            1996         1995            1996
                                                                              --------       --------     --------        --------
Revenue .................................................................     $104,831       $105,030     $210,947        $210,335
Cost of sales ...........................................................       71,880         72,424      144,451         145,085
                                                                              --------       --------    ---------        --------
    Gross margin ........................................................       32,951         32,606       66,496          65,250
Selling, general and administrative expenses ............................       16,347         16,334       32,991          31,970
Amortization ............................................................        3,799            439       16,441             880
Other expense ( income), net ............................................           24           (321)          13            (331)
Earnings from operations before interest and                                  --------       --------    ---------        --------
  income taxes ..........................................................       12,781         16,154       17,051          32,731
Interest expense, net ...................................................        5,435          4,900       11,014           9,892
                                                                              ---------       -------       -------         -------
Earnings from operations before  income taxes ............................       7,346         11,254        6,037          22,839
Income taxes .............................................................       4,209          4,375        8,457           8,883
                                                                              ---------       -------       -------         -------
  Net earnings (loss)  before extraordinary item..........................       3,137          6,879       (2,420)         13,956
Extraordinary item (net of taxes) ........................................        (218)           -           (218)            -
                                                                              --------        -------      -------          ------
  Net earnings (loss) ....................................................      $2,919         $6,879      $(2,638)        $13,956
                                                                              ========        =======      =======         =======
Net earnings (loss) per common and dilutive common
  equivalent share before extraordinary item..............................      $ 0.15         $ 0.32      $ (0.15)        $  0.65
Extraordinary item (net of taxes) ...............................                (0.01)           -          (0.01)            -
                                                                              --------        -------      -------         -------
Net earnings (loss) per common and dilutive common equivalent share  .....      $ 0.14         $ 0.32        (0.16)        $  0.65
                                                                                ======         ======      =======         ========
Average number of common and dilutive common
 equivalent shares outstanding ...........................................      21,335.1     21,416.9      16,637.8       21,404.3




The accompanying notes are an integral part of these unaudited consolidated financial statements.


                                                                                                                              Page 3

                                               SPECIALTY EQUIPMENT COMPANIES, INC.
                                                   CONSOLIDATED BALANCE SHEETS
                                                          (in thousands)

                                                                 ASSETS


                                                                                   January 31,      July 31,
                                                                                      1996           1996
                                                                                   -----------   ------------
                                                                                                  (unaudited)

Current assets:
  Cash and cash equivalents ........................................               $  28,447    $  41,345
  Accounts receivable, net .........................................                  44,969       56,541
  Inventories ......................................................                  51,514       51,125
  Other current assets .............................................                  10,777        7,016
                                                                                   ----------    --------
     Total current assets ..........................................                 135,707      156,027
Net property, plant and equipment ..................................                  29,451       31,231
Restricted cash equivalents ........................................                   5,873        4,908
Intangible assets, net .............................................                   7,667        6,804
Other assets .......................................................                   1,537        1,507
                                                                                   ----------    --------

     Total assets ..................................................               $ 180,235    $ 200,477
                                                                                   =========    =========






                                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
 Current installments of long-term debt .............................                $       174       $        174
 Accounts payable ...................................................                     21,340             24,748
 Accrued expenses ...................................................                     67,167             68,817
 Accrued income taxes ...............................................                      4,199              5,820
                                                                                     -----------       ------------
    Total current liabilities .......................................                     92,880             99,559
Long-term debt, excluding current installments ......................                    193,041            192,953
Other non-current liabilities .......................................                      1,935              1,882
Stockholders' equity (deficit):
 Common stock .......................................................                        173                175
 Additional paid-in capital .........................................                     50,895             50,645
 Accumulated deficit ................................................                   (157,921)          (143,965)
 Other ..............................................................                       (768)              (772)
                                                                                     ----------------  --------------
     Total stockholders' deficit ....................................                   (107,621)           (93,917)
Commitments and contingent liabilities (note 7) .....................
Total liabilities and stockholders' equity (deficit).................                   $180,235           $200,477
                                                                                     ================  ==============



The accompanying notes are an integral part of these consolidated financial statements.


                                                                                                                              Page 4
                                               SPECIALTY EQUIPMENT COMPANIES, INC.
                                         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (in thousands)



                                                                                                      Six Months Ended
                                                                                                          July 31,
                                                                                                    1995                1996
Cash flows from operating activities:                                                             ---------          --------
 Net earnings (loss) ........................................................................     $ (2,638)          $ 13,956
 Items not affecting cash:
   Depreciation and amortization ............................................................        2,169              2,225
   Amortization .............................................................................       16,570                880
   Utilization of NOL carry forward .........................................................          546                546
   (Gain) loss from asset sales..............................................................           13                (11)
                                                                                                  --------           --------
     Total ..................................................................................       16,660             17,596
                                                                                                  --------           --------
Changes in current assets and liabilities:
 Accounts receivable, net ...................................................................      (12,046)           (11,082)
 Inventories ................................................................................        4,376                845
 Other current assets .......................................................................          (22)             3,767
 Accounts payable and other current
   liabilities, excluding current installments of long-term debt.............................        8,659              6,268
                                                                                                  ---------           -------
     Total...................................................................................          967               (202)
                                                                                                  --------             ------
Net cash flows from operations ..............................................................       17,627             17,394
Cash flows from investing activities:
 Additions to property, plant and equipment .................................................       (3,185)            (3,798)
 Disposals of property, plant and equipment .................................................           28                 11
 Cash equivalents restricted for capital additions ..........................................       (3,450)               965
     Net assets of business acquired ........................................................          -               (1,321)
                                                                                                 ---------            -------
     Net cash used in investing activities ..................................................       (6,607)            (4,143)
                                                                                                  --------            -------
Cash flows from financing activities:
Net decrease in revolving credit facility ...................................................       (6,967)              -
 Repayments of long-term debt ...............................................................       (5,143)               (88)
 Proceeds from long-term debt ...............................................................        6,400               -
 Proceeds from stock options exercised ......................................................          504                203
 Cancellation of stock options ..............................................................          -                 (452)
 Refinancing costs ..........................................................................         (111)              -
                                                                                                  --------            -------
     Net cash used in financing activities ..................................................        5,317)              (337)
                                                                                                  --------            -------
Other .......................................................................................         (161)               (16)
                                                                                                  --------            -------
Net increase in cash and cash equivalents....................................................        5,542              12,898
     Cash and cash equivalents:
     Beginning of period ....................................................................        3,244              28,447
                                                                                                  --------            --------
     End of period ..........................................................................     $  8,786           $  41,345
                                                                                                  ========           =========


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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended July 31, 1995 and 1996,
(b) the financial position at January 31, 1996 and July 31, 1996 and (c) the statements of cash flows for the six month periods ended July 31, 1995 and 1996, have been made. The financial results for the three and six months ended July 31, 1996 are not necessarily indicative of the financial results for the entire 1997 fiscal year. Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

Net earnings (loss) per common and dilutive common equivalent share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. The outstanding warrants and options to purchase common stock are not included in common shares outstanding for the six month period ended July 31, 1995 because the Company reported a net loss for that period; such options and warrants are included for the periods ended July 31, 1996 for which the Company reported net earnings.

2. Accounts Receivable

Accounts receivable at the following dates consisted of the following:



                                                                              January 31,          July 31,
                         Description                                             1996                1996
                                                                              -----------         ---------
                                                                                           (in thousands)





       Accounts receivable .............................................      $   50,498            $  61,899
       Less: allowance for doubtful accounts ...........................           5,529                5,358
                                                                              ----------            ---------
            Total ......................................................      $   44,969            $  56,541
                                                                              ==========            =========


3. Inventories



                        Inventories at the following dates consisted of the following:

                                                                              January 31,          July 31,
                                                                                 1996                1996
                                                                              -----------          --------
                                                                                         (in thousands)

Raw materials...........................................................      $   26,052            $26,650
Work in progress .......................................................           6,976              7,478
Finished goods .........................................................          18,486             16,997
                                                                                ---------           -------
                                                                                  51,514             51,125
Less: excess of FIFO cost over LIFO cost                                            -                  -
                                                                                --------            -------
            Total ......................................................      $   51,514            $51,125
                                                                              ===========           =======



The Company uses the LIFO method of valuing inventories.   LIFO had a de
minimis effect on the cost of sales for the three and six month periods ended July 31, 1995 and 1996.

                      SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Intangibles:



                                                                                    January 31,           July 31,
                                                                                      1996                1996
                                                                                    -----------           --------
                                                                                               (in thousands)


Intangibles consisted of the following:

        Patents .............................................................       $ 1,568               $ 1,568
        Other intangibles ...................................................        48,206                48,224
        Deferred pension costs ..............................................         1,904                 1,904
        Less: accumulated amortization ......................................        44,011                44,892
                                                                                    -------               -------
       Net intangibles ......................................................      $  7,667               $ 6,804
                                                                                   ========               =======




Other intangibles primarily include deferred financing fees, engineering drawings, distribution networks and skilled workforce.

5.  Income Taxes

The Company follows the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). At January 31, 1996, the Company had a net deferred tax asset of $35.7 million less a valuation allowance of $30.6 million. The Company has approximately $18.9 million in NOL carry forwards. However, a number of issues regarding the treatment of certain changes in ownership of the Company pursuant to certain provisions of the Internal Revenue Code of 1986, as amended ("IRC"), may arise which, if determined adversely, could limit the amount and/or use of the NOL carry forwards. The NOL carry forwards are available through fiscal 2008.



6.  Long-Term Debt

Long-term debt at the following dates consisted of the following:




                                                                                         January 31,             July 31,
                Description                                                                 1996                 1996
                                                                                         ------------            -----------
                                                                                                   (in thousands)

         Revolving line of credit .................................................      $  -                    $  -
         11-3/8% senior subordinated notes due 2003 ...............................       180,000                 180,000
         Industrial project revenue bonds due 2008 and 2009 .......................        12,900                  12,900
         Capitalized leases .......................................................           315                     227
                                                                                         --------                ----------
                                                                                          193,215                 193,127
         Less:  current installments ..............................................           174                     174
                                                                                         -------                 --------
                   Total long-term debt, less current installments.                      $193,041                $192,953
                                                                                         ========                ========



In August 1996 the Company redeemed its $6.5 million Village of Rockton, Illinois Industrial Project Revenue Bonds and acquired in the open market $31.0
million of its 11-3/8% Senior Subordinated Notes Due 2003.   Both purchases
were funded with available cash and cash equivalents.

                                                                          Page 7
                      SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Environmental and Related Matters

On May 5, 1994, the Company (doing business as Taylor Freezer Company) was among more than 80 parties notified as potential third-party defendants in an action involving the clean up of the MIG/Dewane Landfill near Belvidere, Illinois. A third-party complaint has been filed by the principal owners and operators of the landfill. Those owners and operators were sued by the principal users of the landfill who in turn had been sued by the Environmental Protection Agency ("EPA") in April, 1992. The complaint seeks contribution for the proposed clean up of the site. The Company has not received settlement offers from the EPA, but it settled its alleged liability with the private plaintiffs for $54,000 for the costs associated with the remedial investigation of the site. The Company has not settled its alleged liability for clean up costs at the site. Beatrice Company (ConAgra) has assumed defense of the matter and has agreed to defend and indemnify the Company for claims related to the MIG/Dewane site to the extent they are related to Taylor and the events giving rise to the claims occurring during the Beatrice Company (ConAgra) period of ownership. Based upon presently available information, management does not believe this matter will have a material effect on the Company's results of operation or financial condition.

The Company has also received notice of potential environmental actions from (i) the South Carolina Department of Health and Environmental Control ("SCDHEC") and the EPA with respect to drums of hazardous waste materials disposed of in South Carolina, (ii) the SCDHEC with respect to the clean up of the Unisphere Hazardous Waste Site in Spartanburg County, South Carolina, and (iii) the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection ("NDEP"), which issued a finding of alleged violation and order relating to alleged soil contamination. With respect to the SCDHEC matter discussed in (i) above, management is unable to determine the existence or amount of its potential liabilities because no formal proceedings have been commenced and no notifications have been received regarding this matter since December, 1992. The Company has reason to believe that this site will be the subject of no further action by the EPA. With respect to the SCDHEC matter discussed in (ii) above, management is unable to determine the existence or amount of its potential liability, if any, because the use of the site by Beverage-Air occurred prior to the purchase of the Beverage-Air assets by the Company from Gerlach Industries in November, 1986. With respect to the NDEP matter discussed in (iii) above, the Company has spent approximately $308,000 to conduct tests and to implement a remediation program, but given the pendency of the Company's appeal and its uncertain outcome, management cannot estimate what, if any, additional expenditures might be required.

                     SPECIALTY EQUIPMENT COMPANIES, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Letters of Credit

As of July 31, 1996, the Company had letters of credit outstanding totaling $18.0 million, which guarantee various business activities, including $13.1 million of letters of credit which guarantee the Industrial Project Revenue Bonds (see note 6 above).

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



The following sets forth information with respect to options issued and outstanding:




                                                             Average option
                                                Shares       price per share
                                             -----------     ----------------
Options outstanding at January 31, 1996      3,703,732            $2.02
Options exercised                              (64,829)           (1.00)
Options canceled                                (2,171)           (1.00)
                                              ---------           ------
Options outstanding at April 30, 1996
(3,356,732 exercisable)                      3,636,732             2.03

Options exercised                             (104,944)           (1.00)
Options canceled                               (30,556)           (1.00)
                                             ---------           ------
Options outstanding at July 31, 1996         3,501,232            $2.07
                                             =========           ======


Options canceled represent options which are withheld by the Company, upon exercise by the grantee, to satisfy the grantee's withholding tax liability. The options canceled cannot be reissued.

A non-employee director has stock warrants currently exercisable to purchase 1,126,426 shares of Common Stock at approximately $2.00 per share.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF THE
          OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The following table sets forth selected operating data as a percentage of Company net revenue:


                                                          Three Months Ended              Six Months Ended
                                                                July 31,                     July 31,
                                                          1995          1996              1995        1996
                                                          ------------------              ----------------
Net revenue:
Beverage-Air....................................         39.4%          38.2%             41.7%     37.3%
Taylor Company..................................         43.5           45.4              42.0      46.5
Wells Manufacturing/Bloomfield .................         13.5           13.2              13.4      13.4
World Dryer.....................................          3.6            3.2               2.9       2.8
                                                        -----          -----             -----     -----
Net revenue.....................................        100.0          100.0             100.0     100.0
Gross margin ...................................         31.4           31.0              31.5      31.0
Selling, general and administrative expenses....         15.6           15.5              15.6      15.2
Amortization ...................................          3.6            0.4               7.8       0.4
Other expense (income), net ....................           -            (0.3)               -       (0.2)
Earnings from operations before                         -----          -----              ----     -----
 interest expense and income taxes .............         12.2           15.4               8.1      15.6
Interest expense ...............................          5.2            4.7               5.2       4.7
                                                        -----          -----             -----     -----
Earnings (loss) from operations
 before income taxes ...........................          7.0           10.7               2.9      10.9
Income taxes....................................          4.0            4.2               4.0       4.3
                                                        -----          -----             -----     -----
Net earnings (loss) before extraordinary item...          3.0%           6.5%            (1.1)%      6.6%
                                                        =====          =====             =====     =====

Three and Six Month Periods Ended July 31, 1996 (Fiscal 1997) Compared to Three and Six Month Periods Ended July 31, 1995 (Fiscal 1996).

Revenue. Revenue for the three months ended July 31, 1996 increased 0.2% to $105.0 million compared with $104.8 million for the comparable period in fiscal 1996. Revenue for the six months ended July 31, 1996 decreased 0.3% to $210.3 million compared with $210.9 million for the comparable period in fiscal 1996. The revenue increase for the three months was primarily attributable to increased sales of ice cream freezer equipment, including increased sales of such products to the Company's largest customer (total revenue to the Company's largest customer increased from 21.1% of revenue in the prior year period to 21.5% of revenue in the current year period), offset almost entirely by lower sales of refrigeration equipment to the soft drink bottler industry (compared with the particularly strong sales to that industry in the prior year period). In the six month period the decline in sales of refrigeration equipment to the soft drink bottler industry more than offset the increase in sales of ice cream freezer equipment. Revenue attributable to sales of products for use outside the United States decreased by 3.9% in the first six months of fiscal 1997, as compared with the comparable period in fiscal 1996. The decrease is primarily attributable to lower sales of refrigeration equipment to the bottler market as a result of declining industry demand for such equipment and increased competition. For the first six months of fiscal 1997, revenue from sales of products for use outside the United States was 25.6% of revenue as compared with 26.5% for the same period in fiscal 1996.

Gross Margin. Gross margin for the three months ended July 31, 1996 decreased 1.0% to $32.6 million, compared with $33.0 million for the comparable period in fiscal 1996. Gross margin for the six months ended July 31, 1996 decreased 1.9% to $65.3 million, compared with $66.5 million for the comparable period in fiscal 1996. As a percent of revenue, gross margin decreased from 31.5% and 31.4% of revenue for the three and six month periods ended July 31, 1995, respectively, to 31.0% of revenue in the three and six month periods ended
July 31, 1996. The decline in gross margin as a percent of revenue is primarily a result of increased price competition in the soft drink bottler market and expenses associated with Beverage-Air's new plant in Abbeville, South Carolina.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expense for the three months ended July 31, 1996 decreased 0.1% to $16.3 million. SG&A expense for the six months ended July 31, 1996 decreased 3.1% to $32.0 million compared with $33.0 million for the comparable period in fiscal 1996. As a percent of revenue, SG&A declined from 15.6% to 15.5% in the three months ended July 31, 1996 and from 15.6% to 15.2%, in the six months ended July 31, 1996, compared to the comparable periods in fiscal 1996. Included in the six month period ended July 31 1995 was a $1.9 million expense provision associated with the implementation of Demand Flow Technology, an inventory program designed to reduce the inventory component of working capital. The six month period ended July 31, 1996 included sales promotion expense of $1.1 million reflecting credits given under a freezer trade-in program and $0.2 million to promote the sale of a counter top refrigerator model. The freezers sold under the trade-in program were reported
as sales at their normal selling price.   These expenses were partially offset
by favorable medical and casualty insurance experience of $0.7 million.

Amortization. Amortization for the three months ended July 31, 1996 decreased to $439,000 compared with $3.8 million for the comparable period in fiscal 1996. Amortization for the six months ended July 31, 1996 decreased to $880,000 compared with $16.4 million for the comparable period in fiscal 1996. The decrease for the three month period is attributable to the fact that a majority of the Company's other intangible assets were fully amortized as of January 31, 1996. The decrease for the six month period is primarily attributable to the fact that the reorganization value in excess of amounts allocable to identifiable assets (which was recorded as a result of the Company's 1992 reorganization) was fully amortized as of March 31, 1995.

Other Expense (Income). Other income for the three month and six month periods ended July 31, 1996 increased by $0.3 million versus the comparable prior year periods, reflecting a net recovery of $0.3 million of Canadian federal sales taxes applicable to prior years.

Interest Expense. Interest expense for the three months ended July 31, 1996 decreased 9.8% to $4.9 million compared with $5.4 million for the comparable period in fiscal 1996. Interest expense for the six months ended July 31, 1996 decreased 10.2% to $9.9 million compared with $11.0 million for the comparable period in fiscal 1996. The decrease is principally due to a decrease in average amounts borrowed pursuant to the Company's Bank Credit Agreement dated December 1, 1993, as amended (the "Bank Credit Agreement"), the acquisition by the Company in July 1995 of $5.0 million of its 11-3/8% senior subordinated notes and an increase in interest income earned from short-term cash investments.

Liquidity and Capital Resources

Net cash flows from operations were $17.4 million for the six months ended July 31, 1996 compared with $17.6 million for the six months ended July 31, 1995. See--"Results of Operations--Revenue."

Net cash used in investing activities amounted to $4.1 million for the six months ended July 31, 1996 compared with $6.6 million for the six months ended July 31, 1995. Through the first six months of fiscal 1997, total capital expenditures have been $3.8 million. In addition, the Company acquired the net assets of Taylor Distributors, Inc. for approximately $1.3 million. The Company anticipates that capital expenditures for fiscal 1997 will be approximately $9.0 million. The Company's capital spending for the balance of fiscal 1997 is expected to be related to the acquisition, installation, improvement and equipping of its Beverage-Air and Taylor production facilities and the construction of a service and sales technical training center in Rockton, Illinois which is expected to cost approximately $3.0 million and has been included in the projected capital spending for the year.

As of July 31, 1996, the Company had net working capital of $56.5 million. The Company's average operating working capital (defined as average monthly gross accounts receivable and net inventory less accounts payable) as a percentage of sales declined from 22% during fiscal year 1996 to 21% for the six months ended July 31, 1996. The Company's earnings from operations were sufficient to cover fixed charges for the six months ended July 31, 1996.

As of July 31, 1996, the Company had no borrowings under the Revolving Credit Facility of its Bank Credit Agreement. However, it had outstanding letters of credit in the amount of $18.0 million, including $13.1 million of letters of credit which guarantee the Industrial Project Revenue Bonds (referenced in note 6 to the financial statements included as item 1 hereto). Under the Revolving Credit Facility, the Company had $32.0 million available for additional borrowings. In addition, the Company had cash and cash equivalents of $41.3 million as of July 31, 1996.

In August 1996 the Company redeemed its $6.5 million Village of Rockton, Illinois Industrial Project Revenue Bonds and acquired in the open market $31.0 million of its 11-3/8% Senior Subordinated Notes Due 2003. The purchases were funded with available cash and cash equivalents. The redemption of the Industrial Project Revenue Bonds was made due to the Company increasing its planned capital expenditures to include a service and sales training center in Rockton, Illinois. The redemption was made to comply with the IRC.

The Company had four financial covenants to meet at July 31, 1996 under the Bank Credit Agreement--a current ratio covenant at July 31, 1996 of at least 1.15:1.00; a leverage ratio covenant for the twelve months ended July 31, 1996 of not greater than 5.75:1.00; an interest coverage covenant ratio for the twelve months ended July 31, 1996 of at least 1.50:1.00 and a cash flow to fixed charges covenant ratio of at least 1.2125:1.00. The Company met each of these covenants as it had a current ratio of 1.57:1.00 at July 31, 1996; a leverage ratio of 2.92:1.00 for the twelve months ended July 31, 1996; an interest coverage ratio for the twelve months ended July 31, 1996 of 3.05:1.00 and a cash flow to fixed charges ratio for the twelve months ended July 31, 1996 of 2.38:1.00.

Management believes that the sources of capital described above, with internally generated funds, will be adequate to meet the Company's anticipated capital and cash requirements for at least the next twelve months, including debt service and corporate income taxes. The Company's Bank Credit Agreement expires on November 30, 1996. Management believes the Company is in a stronger financial position than it was at the time the present agreement was negotiated in 1993 and does not foresee a problem negotiating a favorable arrangement for its future credit needs.

Impact of Inflation

Management does not believe that inflation has had a material impact on the Company's operations during the first six months of fiscal 1997. Management believes that the Company may face increasing costs during the balance of the fiscal year as a result of inflation which the Company may not fully be able to offset with increased productivity or pass on to its customers due to competitive factors within the industry.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

See note 7 of "Notes to Unaudited Consolidated Financial Statements" included in Part I. Item 1. of this Form 10-Q.

Item 4.  Submissions of Matters to a Vote of Security Holders
         ----------------------------------------------------

There were no matters submitted to a vote of stockholders for the quarter ended July 31, 1996.

Item 5.  Other Information
         -----------------

         On September 3, 1996 the Company announced the appointment of Jeffrey P. Rhodenbaugh as President and Chief Operating Officer. Mr. Rhodenbaugh assumes these duties from William E. Dotterweich who will continue in his position as Chief Executive Officer.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
     1.  Exhibits

         27.1   Financial Data Schedule

     2.  Reports on Form 8-K.

         None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Specialty Equipment Companies, Inc.
                                                        (Registrant)








Date:      September 9, 1996     /s/ William E. Dotterweich
     --------------------------  -------------------------------------------
                                 William E. Dotterweich, Chief Executive Officer
                                 (Principal Executive Officer)






Date:      September 9, 1996        /s/ Donald K. McKay
     --------------------------     -------------------------------------------
                                    Donald K. McKay, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Exhibit Index

     Exhibit
       No.                     Description                                Page
     -------                   -----------                                ----
                                                                           16

      27.1  Financial data schedule.