Form 10-Q
period 1996-10-31
SPECIALTY EQUIPMENT COMPANIES INC
filed 1996-12-16
CIK 814013

                                                                  Page 1
                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                              ACT OF 1934.

            For the quarterly period ended October 31, 1996
                                   or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934.

For the transition period from _____________________ to _____________________

Commission File Number:                            0-22798
                       ------------------------------------------------------

                  SPECIALTY EQUIPMENT COMPANIES, INC.
-----------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

           Delaware                                    36-3337593
-----------------------------------------------------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                      Identification No.)

1245 Corporate Blvd., Suite 401, Aurora, IL                60504
-----------------------------------------------------------------------------
 (Address of principal executive offices)            (Zip Code)

                             (630) 585-5111
-----------------------------------------------------------------------------
          (Registrant's telephone number, including area code)

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
                          ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                         Outstanding at December 11, 1996
-----------------------------           ---------------------------------
Common Stock, $0.01 par value                   17,903,018 shares


                                             The exhibit index is on page 15.

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                      SPECIALTY EQUIPMENT COMPANIES, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)

                                                             Three Months Ended           Nine Months Ended
                                                                 October 31,                  October 31,
                                                            1995          1996            1995            1996
                                                           -------       --------       --------        --------
Revenue .............................................    $  97,847      $ 102,775      $ 308,794       $ 313,110
Cost of sales .......................................       67,589         71,951        212,040         217,036
                                                         ---------      ---------      ---------       ---------
        Gross margin ................................       30,258         30,824         96,754          96,074
Selling, general and administrative expenses ........       14,932         15,435         47,923          47,405
Amortization ........................................        3,787            489         20,228           1,369
Other expense ( income), net ........................           (7)           (21)             6            (352)
                                                         ---------      ---------      ---------       ---------
Earnings from operations before interest and
  income taxes ......................................       11,546         14,921         28,597          47,652
Interest expense, net ...............................        5,205          4,515         16,219          14,407
                                                         ---------      ---------      ---------       ---------
Earnings from operations before income taxes ........        6,341         10,406         12,378          33,245
Income taxes ........................................        3,104          4,049         11,561          12,932
                                                         ---------      ---------       --------       ---------
    Net earnings before extraordinary item...........        3,237          6,357            817          20,313
Extraordinary item (net of taxes) ...................            -         (1,784)          (218)         (1,784)
                                                         ---------      ---------     ----------       ---------
    Net earnings.....................................    $   3,237      $   4,573      $     599       $  18,529
                                                         =========      =========      =========       =========
Net earnings per common and dilutive common
  equivalent share before extraordinary item.........    $    0.15      $    0.29      $    0.04       $    0.95
Extraordinary item (net of taxes) ...................            -          (0.08)         (0.01)          (0.08)
                                                         ---------      ---------      ---------       ---------
Net earnings per common and dilutive
  common equivalent share ...........................    $    0.15      $    0.21      $    0.03       $    0.87
                                                         =========      =========      =========       =========
Average number of common and dilutive common
  equivalent shares outstanding .....................     21,311.0       21,356.4      $21,265.0       $21,371.3


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                                     Page 3
                    SPECIALTY EQUIPMENT COMPANIES, INC.
                        CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                   ASSETS


                                                               January 31,  October 31,
                                                                  1996          1996
                                                                --------      --------
                                                                             (unaudited)
Current assets:
  Cash and cash equivalents .............................       $ 28,447      $  6,416
  Accounts receivable, net ..............................         44,969        66,650
  Inventories ...........................................         51,514        53,135
  Other current assets ..................................         10,777         7,636
                                                                --------      --------
     Total current assets ...............................        135,707       133,837
Net property, plant and equipment .......................         29,451        32,151
Restricted cash equivalents .............................          5,873         3,034
Intangible assets, net ..................................          7,667         5,635
Other assets ............................................          1,537           920
                                                                --------      --------
     Total assets........................................       $180,235      $175,577
                                                                ========      ========


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
  Current installments of long-term debt ................       $    174      $    174
  Accounts payable ......................................         21,340        26,843
  Accrued expenses ......................................         67,167        73,168
  Accrued income taxes ..................................          4,199         7,315
                                                                 --------      --------
     Total current liabilities ..........................         92,880       107,500
Long-term debt, excluding current installments ..........        193,041       155,450
Other non-current liabilities ...........................          1,935         1,881
Stockholders' equity (deficit):
  Common stock ..........................................            173           175
  Additional paid-in capital ............................         50,895        50,678
  Accumulated deficit ...................................       (157,921)     (139,392)
  Other .................................................           (768)         (715)
                                                                --------      --------
     Total stockholders' deficit ........................       (107,621)      (89,254)
Commitments and contingent liabilities (note 7) .........
Total liabilities and stockholders' equity (deficit).....       $180,235      $175,577
                                                                ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                     Page 4
                      SPECIALTY EQUIPMENT COMPANIES, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                       Nine Months Ended
                                                                          October 31,
                                                                      1995         1996
                                                                     -------    ---------

Cash flows from operating activities:
  Net earnings ...................................................   $   599    $  18,529
  Items not affecting cash:
   Depreciation and amortization .................................     3,315        3,404
   Amortization ..................................................    20,357        2,019
   Utilization of NOL carry forward ..............................       819          819
   (Gain) loss from asset sales ..................................         6          (25)
                                                                     -------    ---------
     Total .......................................................    25,096       24,746
                                                                     -------    ---------
Changes in current assets and liabilities:
  Accounts receivable, net .......................................    (7,197)     (21,191)
  Inventories ....................................................     5,873       (1,165)
  Other current assets ...........................................      (834)       3,147
  Accounts payable and other current
   liabilities, excluding current installments of long-term debt..    14,819       14,209
                                                                     -------    ---------
      Total ......................................................    12,661       (5,000)
                                                                     -------    ---------
Net cash flows from operations ...................................    37,757       19,746
Cash flows from investing activities:
  Additions to property, plant and equipment .....................    (4,155)      (5,903)
  Disposals of property, plant and equipment .....................        36           31
  Cash equivalents restricted for capital additions ..............    (2,894)       2,839
  Net assets of business acquired ................................         -       (1,321)
                                                                     -------    ---------
   Net cash used in investing activities .........................    (7,013)      (4,354)
                                                                     -------    ---------
Cash flows from financing activities:
  Net decrease in revolving credit facility ......................    (6,967)           -
  Repayments of long-term debt ...................................    (5,214)     (37,591)
  Proceeds from long-term debt ...................................     6,400            -
  Proceeds from stock options exercised ..........................     3,547          323
  Cancellation of stock options ..................................         -         (780)
  Refinancing costs ..............................................      (111)           -
                                                                     -------    ---------
   Net cash used in financing activities .........................    (2,345)     (38,048)
                                                                     -------    ---------
Other ............................................................      (605)         625
                                                                     -------    ---------
Net increase in cash and cash equivalents.........................    27,794      (22,031)
  Cash and cash equivalents:
  Beginning of period.............................................     3,244       28,447
                                                                     -------    ---------
  End of period...................................................   $31,038    $   6,416
                                                                     =======    =========

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended October 31, 1995 and 1996, (b) the financial position at January 31, 1996 and October 31, 1996 and
(c) the statements of cash flows for the nine month periods ended October 31, 1995 and 1996, have been made. The financial results for the three and nine months ended October 31, 1996 are not necessarily indicative of the financial results for the entire 1997 fiscal year. Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

Net earnings per common and dilutive common equivalent share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. The outstanding warrants and options to purchase common stock are not included in common shares outstanding for the nine month period ended October 31, 1995 because the Company reported a net loss for that period; such options and warrants are included for the periods ended October 31, 1996 for which the Company reported net earnings.

2. Accounts Receivable

Accounts receivable at the following dates consisted of the following:


                                                                 January 31,       October 31,
        Description                                                 1996              1996
                                                                 -----------       -----------
                                                                         (in thousands)
        Accounts receivable .................................      $50,498          $ 71,889
        Less: allowance for doubtful accounts ...............        5,529             5,239
                                                                   -------          --------
                Total .......................................      $44,969          $ 66,650
                                                                   =======          ========

3. Inventories

Inventories at the following dates consisted of the following:

                                                                 January 31,       October 31,
                                                                    1996              1996
                                                                 -----------       -----------
                                                                         (in thousands)
        Raw materials.......................................       $26,052           $27,391
        Work in progress ...................................         6,976             6,649
                                                                    18,486            19,095
                                                                   -------           -------
                                                                    51,514            53,135
        Less: excess of FIFO cost over LIFO cost                         -                 -
                                                                   -------           -------
                Total ......................................       $51,514           $53,135
                                                                   =======           =======

The Company uses the LIFO method of valuing inventories.   LIFO had a de
minimis effect on the cost of sales for the three and nine month periods ended October 31, 1995 and 1996.

                      SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Intangibles:

                                                                   January 31,   October 31,
                                                                      1996          1996
                                                                   -----------   -----------
                                                                         (in thousands)
Intangibles consisted of the following:

        Patents.................................................    $ 1,568      $  1,568
        Other intangibles ......................................     48,206        48,770
        Deferred pension costs .................................      1,904         1,904
        Less: accumulated amortization .........................     44,011        46,607
                                                                    -------      --------
        Net intangibles ........................................    $ 7,667      $  5,635
                                                                    =======      ========


Other intangibles primarily include deferred financing fees, engineering drawings, distribution networks and skilled workforce.

5.  Income Taxes

The Company follows the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"("Statement 109"). At January 31, 1996, the Company had a net deferred tax asset of $35.7 million less a valuation allowance of $30.6 million. The Company has approximately $18.9 million in NOL carry forwards. However, a number of issues regarding the treatment of certain changes in ownership of the Company pursuant to certain provisions of the Internal Revenue Code of 1986, as amended ("IRC"), may arise which, if determined adversely, could limit the amount and/or use of the NOL carry forwards. The NOL carry forwards are available through fiscal 2008.

6.  Long-Term Debt

Long-term debt at the following dates consisted of the following:


                                                                      January 31,      October 31,
                Description                                              1996             1996
                                                                      -----------      -----------
                                                                             (in thousands)
        Revolving line of credit .............................        $      -          $      -
        11-3/8% senior subordinated notes due 2003 ...........         180,000           149,040
        Industrial project revenue bonds due 2008 and 2009 ...          12,900             6,400
        Capitalized leases ...................................             315               184
                                                                      --------          --------
                                                                       193,215           155,624
        Less:  current installments ..........................             174               174
                                                                      --------          --------
              Total long-term debt, less current installments.        $193,041          $155,450
                                                                      ========          ========



In August 1996 the Company redeemed its $6.5 million Village of Rockton, Illinois Industrial Project Revenue Bonds due 2008 and acquired in the open
market $31.0 million of its 11-3/8% Senior Subordinated Notes due 2003.   Both
purchases were funded with available cash and cash equivalents.

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

Litigation

The Company is a defendant along with other defendants in an action filed on July 20, 1995 entitled "Thermodyne Food Service Products, Inc. and AFTEC, Inc.
v. McDonald's Corporation, et al." in the United States District Court, Northern District of Illinois, Eastern Division. Plaintiffs allege that the Company and other defendants misappropriated trade secrets in connection with the Company's development of an oven for McDonald's and OSI. As a result of a ruling on a motion to dismiss, the only claim remaining against the Company is the trade secret claim. The defendants' motion for summary judgment on the trade secret claim was denied and the case is subject to go to trial at any time. Although the complaint does not specify a dollar amount for claimed damages, plaintiffs have filed documents with the court seeking up to $90 million in damages. The Company believes it has strong defenses to this claim and intends to contest it vigorously. In addition the Company believes that, were it found liable, it would be entitled to seek contribution from the co-defendants with respect to any such liability. The Company has not established a reserve in its financial statements relating to this case.

The Company was a defendant, along with a number of its current and former officers and directors, its former lender, General Electric Capital Corporation ("GECC"), and the underwriters with respect to the Company's 1988 offering of debentures, in a securities class action filed by Melvin C. Nielsen (the "Nielsen Case") alleging that the Company's prospectus and registration statement with respect to such debentures contained material misrepresentations and omissions, and seeking rescission of the sale of all $150 million of debentures, and other compensatory and exemplary damages, and costs and expenses. Although the claim was discharged against the Company pursuant to the Company's plan of reorganization ("POR") and the Company was subsequently dismissed from this case, the Company has continuing indemnification obligations with respect to any liabilities incurred with regard to this claim by all of the current and certain of the former officers and directors who are defendants in the case, and has also agreed to indemnify GECC and one underwriter, Kidder, Peabody & Co. ( a GECC affiliate at such time) for all costs incurred by them in a successful defense. On October 27, 1994 the Company paid GECC $80,000 with respect to GECC's costs incurred in connection with the Nielsen case. Further, Piper Jaffray & Hopwood, another underwriter, made a claim under the terms of its underwriting agreement for indemnification for its costs and expenses in litigating this claim, which claim was denied by the Bankruptcy Court. The Company's ultimate indemnification liability with respect to this case, if any, should be limited to the extent that in connection with the POR, persons holding approximately $115 million in principal amount of debentures at February 5, 1992 granted releases to, among others, each defendant in this case. However, because of the possibility that the debentures were traded among members of the plaintiff class, there can be no assurance that the Company's indemnification obligation with respect to the Nielsen Case is limited to $35 million; additionally, the Company has not established a reserve in its financial statements relating to its possible indemnification obligation in the Nielsen case. On February 26, 1993, the Court dismissed plaintiff's claims under Rule 10b-5 and common law fraud. In October of 1996, the Court certified a class under Section 11 of the Securities Act and then entered summary judgment in favor of all defendants as to all pending claims. Although the class representative has indicated that he will not appeal this decision, a member of the class could (i) opt-out of the class and bring a separate action or (ii) move to intervene and appeal the ruling. Any class member which does not exercise one of these options will be bound by the summary judgment ruling and such class member's claims will be barred.

                                                                     Page 8
                      SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


The Company and certain of its current and former directors are named as defendants in an action filed by Virginia A. Noerr, who claims to be a stockholder of the Company's common stock. The action "Noerr v. Greenwood et al.," C.A. No. 14320, is pending in the Court of Chancery for the State of Delaware in and for New Castle County, Delaware. Plaintiff purports to bring this action both as a class action on behalf of all stockholders of record on April 2, 1993 and derivatively for the benefit of the Company. The amended complaint alleges that the named individual defendants breached fiduciary duties of care and loyalty owed to the Company with regard to stock options granted to the named individual defendants and with regard to the accuracy of the disclosures in the proxy statement which sought stockholder approval. Plaintiff also alleges, among other things, that implementation of the Company's stock option plan constituted self-dealing transactions not entirely fair to the Company in that the exercise price of the options was so unreasonably low that the issuance of Common Stock pursuant to the options constitute waste. The amended complaint seeks, among other things, entry of judgment against defendants permanently enjoining them from exercising the stock options; imposing a constructive trust for the benefit of the Company upon any profits the individual named defendants may have made through exercise of their options, and monetary damages, costs and expenses. In May 1996 plaintiff filed an amended complaint. The amended complaint, among other things, corrects certain errors in the original filing and expands the complaint to include the Company's Executive Long-Term Incentive Plan. The individual defendants have made demand upon the Company for indemnification. The Company believes that if the Company were liable to the individual defendants for indemnification, the uninsured portion of such liability would not be material to the Company. The Company and the individual defendants believe that the plaintiff's allegations are without merit and are factually incorrect and the Company intends to contest these allegations vigorously.

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

The Company has also received notice of potential environmental actions from
(i) the South Carolina Department of Health and Environmental Control ("SCDHEC") and the EPA with respect to drums of hazardous waste materials disposed of in South Carolina, (ii) the SCDHEC with respect to the clean up of the Unisphere Hazardous Waste Site in Spartanburg County, South Carolina, and
(iii) the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection ("NDEP"), which issued a finding of alleged violation and order relating to alleged soil and ground water contamination. With respect to the SCDHEC matter discussed in (i) above, management is unable to determine the existence or amount of its potential liabilities because no formal proceedings have been commenced and no notifications have been received regarding this matter since December, 1992. The Company has reason to believe that this site will be the subject of no further action by the EPA. With respect to the SCDHEC matter discussed in (ii) above, management is unable to determine the existence or amount of its potential liability, if any, because the use of the site by Beverage-Air occurred prior to the purchase of the Beverage-Air assets by the Company from

                                                                     Page 9
                      SPECIALTY EQUIPMENT COMPANIES, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Gerlach Industries in November, 1986. With respect to the NDEP matter discussed in (iii) above, the Company has spent approximately $311,000 to conduct tests and to implement a remediation program, but given the pendency of the Company's appeal and its uncertain outcome, management cannot estimate what, if any, additional expenditures might be required.

Letters of Credit

As of October 31, 1996, the Company had letters of credit outstanding totaling $11.2 million, which guarantee various business activities, including $6.5 million of letters of credit which guarantee the Industrial Project Revenue Bonds (see note 6 above).

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

The following sets forth information with respect to options issued and outstanding:


                                                                 Average option
                                                     Shares      price per share
                                                     ------      ---------------
Options outstanding at January 31, 1996            3,703,732           $2.02
Options exercised                                    (64,829)          (1.00)
Options canceled                                      (2,171)          (1.00)
                                                   ---------           -----
Options outstanding at April 30, 1996
  (3,356,732 exercisable)                          3,636,732            2.03
Options exercised                                   (104,944)          (1.00)
Options canceled                                     (30,556)          (1.00)
                                                   ---------           -----
Options outstanding at July 31, 1996               3,501,232            2.07
  (3,376,232 exercisable)
Options exercised                                    (62,719)          (1.33)
Options canceled                                     (27,281)          (1.33)
Options granted                                       50,000           12.00
                                                   ---------           -----
Options outstanding at October 31, 1996            3,461,232           $2.25
  (3,336,232 exercisable)                          =========           =====


Options canceled represent options which are withheld by the Company, upon exercise by the grantee, to satisfy the grantee's withholding tax liability. The options canceled cannot be reissued.

A non-employee director has stock warrants currently exercisable to purchase approximately 1,129,856 shares of Common Stock at approximately $2.00 per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF THE OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The following table sets forth selected operating data as a percentage of Company net revenue:

                                                            Three Months Ended  Nine Months Ended
                                                               October 31,        October 31,
                                                              1995    1996       1995    1996
                                                             ------  ------     ------  -------
Net revenue:
Beverage-Air..............................................    38.0%   44.4%      40.6%    39.7%
Taylor Company............................................    42.9    38.3       42.3     43.8
Wells Manufacturing/Bloomfield ...........................    15.7    14.1       14.1     13.6
World Dryer...............................................     3.4     3.2        3.0      2.9
                                                             ------  ------     ------  -------
Net revenue...............................................   100.0   100.0      100.0    100.0
Gross margin..............................................    30.9    30.0       31.3     30.7
Selling, general and administrative expenses..............    15.3    15.0       15.5     15.1
Amortization..............................................     3.8     0.5        6.5      0.5
Other expense (income), net ..............................       -       -          -     (0.1)
                                                             ------  ------     ------  -------
Earnings from operations before
  interest expense and income taxes ......................    11.8    14.5        9.3     15.2
Interest expense .........................................     5.3     4.4        5.3      4.6
                                                             ------  ------     ------  -------
Earnings from operations
  before income taxes.....................................     6.5    10.1        4.0     10.6
Income taxes..............................................     3.2     3.9        3.7      4.1
                                                             ------  ------     ------  -------
Net earnings before extraordinary item....................     3.3%    6.2%       0.3%     6.5%
                                                             ======  ======     ======  =======

Three and Nine Month Periods Ended October 31, 1996 (Fiscal 1997) Compared to Three and Nine Month Periods Ended October 31, 1995 (Fiscal 1996).

Revenue. Revenue for the three months ended October 31, 1996 increased 5.0% to $102.8 million compared with $97.8 million for the comparable period in fiscal 1996. Revenue for the nine months ended October 31, 1996 increased 1.4% to $313.1 million compared with $308.8 million for the comparable period in fiscal 1996. The revenue increase for the three months was primarily attributable to increased sales of refrigeration and glass door merchandising equipment to the soft drink bottler industry, specifically sales of products for use outside the United States offset by lower sales of cooking grill equipment. In the nine month period increased sales of ice cream freezer equipment was nearly offset entirely by lower sales of cooking grills. Revenue attributable to sales of products for use outside the United States increased by 19.1% in the first nine months of fiscal 1997, as compared with the comparable period in fiscal 1996. For the three month period ended October 31, 1996 such sales increased by more than 70%. The increase is primarily attributable to higher sales of refrigeration and glass door merchandising equipment to the bottler market.
For the first nine months of fiscal 1997, revenue from sales of products for use outside the United States was 30.8% of revenue as compared with 26.2% for the same period in fiscal 1996.

Gross Margin. Gross margin for the three months ended October 31, 1996 increased 1.9% to $30.8 million, compared with $30.3 million for the comparable period in fiscal 1996. Gross margin for the nine months ended October 31, 1996 decreased 0.7% to $96.1 million, compared with $96.8 million for the comparable period in fiscal 1996. As a percent of revenue, gross margin decreased from 30.9% and 31.3% of revenue for the three and nine month periods ended October 31, 1995, respectively, to 30.0% and 30.7% of revenue in the three and nine month periods ended October 31, 1996. The decline in gross margin as a percent of revenue for the three and nine month periods ended October 31, 1996 compared to the prior year periods was primarily due to a higher percentage of sales to the soft drink bottler market which carries lower gross margins, costs associated with the new Beverage-Air plant in South Carolina and increased price competition in the soft drink bottler market.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expense for the three months ended October 31, 1996 increased 3.4% to $15.4 million. SG&A expense for the nine months ended October 31, 1996 decreased 1.1% to $47.4 million compared with $47.9 million for the comparable period in fiscal 1996. As a percent of revenue, SG&A declined from 15.3% to 15.0% in the three months ended October 31, 1996 and from 15.5% to 15.1%, in the nine months ended October 31, 1996, compared to the comparable periods in fiscal 1996. Included in the nine month period ended October 31, 1995 was a $1.9 million expense provision associated with the implementation of Demand Flow Technology, an inventory program designed to reduce the inventory component of working capital. The nine month period ended October 31, 1996 included sales promotion expense of $1.1 million reflecting credits given under a freezer trade-in program and $0.2 million to promote the
sale of a counter top refrigerator model.   The freezers sold under the
trade-in program were reported as sales at their normal selling price. These expenses were offset by favorable medical and casualty insurance experience of $1.1 million.

Amortization. Amortization for the three months ended October 31, 1996 decreased to $489,000 compared with $3.8 million for the comparable period in fiscal 1996. Amortization for the nine months ended October 31, 1996 decreased to $1.4 million compared with $20.2 million for the comparable period in fiscal 1996. The decrease for the three month period is attributable to the fact that a majority of the Company's other intangible assets were fully amortized as of January 31, 1996. The decrease for the nine month period is primarily attributable to the fact that the reorganization value in excess of amounts allocable to identifiable assets (which was recorded as a result of the Company's 1992 reorganization) was fully amortized as of March 31, 1995.

Other Expense (Income). Other income for the nine month periods ended October 31, 1996 increased by $0.3 million versus the comparable prior year periods, reflecting a net recovery of $0.3 million of Canadian federal sales taxes applicable to prior years.

Interest Expense. Interest expense for the three months ended October 31, 1996 decreased 13.3% to $4.5 million compared with $5.2 million for the comparable period in fiscal 1996. Interest expense for the nine months ended October 31, 1996 decreased 11.2% to $14.4 million compared with $16.2 million for the comparable period in fiscal 1996. The decrease is principally due to a decrease in average amounts borrowed pursuant to the Company's Bank Credit Agreement dated December 1, 1993, as amended (the "Bank Credit Agreement"), the acquisition by the Company in July 1995 of $5.0 million of its 11-3/8% senior subordinated notes and of $31.0 million of its 11-3/8% senior subordinated notes in August 1996 and an increase in interest income earned from short-term cash investments.

Liquidity and Capital Resources

Net cash flows from operations were $19.7 million for the nine months ended October 31, 1996 compared with $37.8 million for the nine months ended October 31, 1995. The decline is primarily the result of a $14.9 million increase in accounts receivable, primarily foreign receivables, compared to the prior year. See -- "Results of Operations -- Revenue."

Net cash used in investing activities amounted to $4.4 million for the nine months ended October 31, 1996 compared with $7.0 million for the nine months ended October 31, 1995. Through the first nine months of fiscal 1997, total capital expenditures have been $5.9 million. In addition, the Company acquired the net assets of Taylor Distributors, Inc. for approximately $1.3 million. The Company anticipates that capital expenditures for fiscal 1997 will be approximately $10.0 million. The Company's capital spending for the balance of fiscal 1997 is expected to be related to the acquisition, installation, improvement and equipping of its Beverage-Air and Taylor production facilities and the construction of a service and sales technical training center in Rockton, Illinois which is expected to cost approximately $3.4 million and has been included in the projected capital spending for the year.

As of October 31, 1996, the Company had net working capital of $26.3 million. The Company's average operating working capital (defined as average monthly gross accounts receivable and net inventory less accounts payable) as a percentage of sales declined from 22% during fiscal year 1996 to 21% for the nine months ended October 31, 1996. The Company's earnings from operations were sufficient to cover fixed charges for the nine months ended October 31, 1996.

As of October 31, 1996, the Company had no borrowings under the Revolving Credit Facility of its Bank Credit Agreement. However, it had outstanding letters of credit in the amount of $11.2 million, including $6.5 million of letters of credit which guarantee the Industrial Project Revenue Bonds (referenced in note 6 to the financial statements included as item 1 hereto). Under the Revolving Credit Facility, the Company had $36.2 million available for additional borrowings. In addition, the Company had cash and cash equivalents of $6.4 million as of October 31, 1996.

In August 1996 the Company redeemed its $6.5 million Village of Rockton, Illinois Industrial Project Revenue Bonds and acquired in the open market $31.0 million of its 11-3/8% senior subordinated notes due 2003. The purchases were funded with available cash and cash equivalents. The Company recorded an extraordinary loss of $1.8 million (net of taxes) for the premium paid on the early extinguishment of the senior subordinated notes. The redemption of the Industrial Project Revenue Bonds was made due to the Company increasing its planned capital expenditures to include a service and sales training center in Rockton, Illinois. The redemption was made to comply with the IRC.

The Company had four financial covenants to meet at October 31, 1996 under the Bank Credit Agreement -- a current ratio covenant at October 31, 1996 of at least 1.15:1.00; a leverage ratio covenant for the twelve months ended October 31, 1996 of not greater than 5.75:1.00; an interest coverage covenant ratio for the twelve months ended October 31, 1996 of at least 1.50:1.00 and a cash flow to fixed charges covenant ratio of at least 1.2125:1.00. The Company met each of these covenants as it had a current ratio of 1.25:1.00 at October 31, 1996; a leverage ratio of 2.35:1.00 for the twelve months ended October 31, 1996; an interest coverage ratio for the twelve months ended October 31, 1996 of 3.15:1.00 and a cash flow to fixed charges ratio for the twelve months ended October 31, 1996 of 2.13:1.00.

As of December 1, 1996, the Company entered into a credit agreement with several banks and Bank of America, Illinois, as agent for the banks (the "BA Credit Agreement"). The BA Credit Agreement provides for a $60 million credit facility, which includes an unsecured line of credit of $45 million and a $15 million facility for letters of credit. The BA Credit Agreement was used to refinance the Company's Bank Credit Agreement. A copy of the BA Credit Agreement is being filed as Exhibit 10.1.

Management believes that the BA Credit Agreement and the other sources of capital described above, with internally generated funds, will be adequate to meet the Company's anticipated capital and cash requirements for at least the next twelve months, including debt service and corporate income taxes.

Impact of Inflation

Management does not believe that inflation has had a material impact on the Company's operations during the first nine months of fiscal 1997. Management believes that the Company may face increasing costs during the

                                                                     Page 13
balance of the fiscal year as a result of inflation which the Company may not fully be able to offset with increased productivity or pass on to its customers due to competitive factors within the industry.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See note 7 of "Notes to Unaudited Consolidated Financial Statements" included in Part I. Item 1. of this Form 10-Q.

Item 4.  Submissions of Matters to a Vote of Security Holders

There were no matters submitted to a vote of stockholders for the quarter ended October 31, 1996.

Item 5.  Other Information

On December 1, 1996 the Company entered into the BA Credit Agreement which provides for, among other things, a $60 million credit facility, which includes a $45 million unsecured line of credit and a $15 million facility for letters of credit. The BA Credit Agreement replaces the Company's Bank Credit Agreement. (See "Management's Discussion and Analysis of Results of the Operations and Financial Condition -- Liquidity and Capital Resources.")

Item 6.  Exhibits and Reports on Form 8-K

     1. Exhibits

        10.1 Credit Agreement dated as of December 1, 1996, among Specialty Equipment Companies, Inc., the several financial institutions from time to time party to the Agreement, and Bank of America Illinois, as agent for the Banks.
        27.1  Financial Data Schedule

     2. Reports on Form 8-K.

     None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Specialty Equipment Companies, Inc.
                                                       (Registrant)





Date: December 13, 1996       /s/ William E. Dotterweich
                              -----------------------------------------------
                              William E. Dotterweich, Chief Executive Officer
                              (Principal Executive Officer)






Date: December 13, 1996       /s/ Donald K. McKay
                              ----------------------------------------------
                              Donald K. McKay, Chief Financial Officer
                              (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
  No.                              Description                             Page
-------                            -----------                             ----

10.1        Credit Agreement entered into as of December 1, 1996, among     16
            Specialty Equipment Companies, Inc., the several financial institutions from time to time party to this Agreement and Bank of America Illinois, as agent for the Banks.


27.1        Financial data schedule.                                        85