Form 10-K
period 1997-01-31
SPECIALTY EQUIPMENT COMPANIES INC
filed 1997-03-27
CIK 814013

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 31, 1997
                                       OR
         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________
                         Commission file number 0-22798
                      SPECIALTY EQUIPMENT COMPANIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Delaware                                          36-3337593
        (State of                                       (I.R.S. Employer
         incorporation)                                  Identification No.)
 1245 Corporate Boulevard, Suite 401
        Aurora, Illinois                                        60504
 (Address of principal executive offices)                    (Zip Code)
     Registrant's telephone number, including area code:  (630) 585-5111

                    Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                      Name of each Exchange
-------------------                                        on which registered:
Common Stock (par value $.01 per share)                  ----------------------
                                                            Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO
                                               ---      ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Aggregate market value at March 20, 1997 of the voting stock held by non-affiliates of the Registrant -- $141,395,774 (based on a closing price of $13.00 per share on that date as reported on the Nasdaq Stock Market). (The Registrant has assumed that all directors, executive officers and holders of 40% or more of the shares of Common Stock are affiliates for the purposes of this calculation.)

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of Securities under a plan
confirmed by a court.  YES  X    NO
                           ---      ---

     Number of shares outstanding of each of the Registrant's classes of common stock as of the close of the period covered by the report: 18,015,918 shares of Common Stock, $.01 par value.

                      Documents Incorporated By Reference:

     A portion of the Company's Proxy Statement relating to its 1997 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

                                                Exhibit Index appears on Page 47

                                   PART I

ITEM 1.  BUSINESS

GENERAL

     Specialty Equipment Companies, Inc. ("Specialty" or the "Company") is a domestic manufacturer of a diversified line of highly engineered commercial and institutional foodservice equipment used by a variety of quick service restaurant chains, convenience store chains, specialty chains, soft drink bottlers and institutional foodservice operators. The Company emphasizes the engineering and development of specially designed, state-of-the-art foodservice equipment, and sells a broad array of standardized foodservice equipment and related products.

     The Company conducts its business through four principal operating divisions: Taylor Company, Beverage-Air, Wells Manufacturing/Bloomfield Industries and World Dryer. The first of these businesses began in 1920 when Wells produced its first waffle baker. Taylor provided its first ice cream freezer to a restaurant in 1926 and has been providing shake machines to McDonald's since the 1950's. Beverage-Air started making refrigerated cabinets in 1944, and Bloomfield coffee service products were introduced in the 1950's. World Dryer introduced its first warm air hand dryer in 1951. Each division has its own management, marketing, manufacturing and product development teams.

OPERATING DIVISIONS

Taylor Company

     Founded in 1926, Taylor is the world's largest designer and manufacturer (in sales) of soft serve ice cream, frozen yogurt, shake, batch ice cream and frozen beverage dispensing equipment. Taylor's engineering and manufacturing capablities afforded them the opportunity several years ago to extend their equipment offerings from only "cold" equipment into "hot," or cooking, equipment. As a result, in 1985 they began manufacturing and shipping automated "clam shell" grills worldwide, that both increase speed of cooking and assures product safety through consistent temperature profiles and quick recovery. In addition, Taylor manufactures flat grills and customized hot and cold food preparation/holding cabinets. This expanded line of both hot and cold equipment is supported by a strong distributor network that is committed to sales and service to the food service industry. Taylor's sales are primarily attributable to domestic and international new store growth and the addition of equipment to existing stores' equipment packages, remodeling and retrofitting of existing store kitchens (primarily driven by the addition and substitution of menu items) and replacement of older equipment.

     With the expansion of manufacturing capabilities to include both hot and cold equipment Taylor's active product development program focuses on the Company's growth prospects. Special engineering groups concentrate on individual product lines to develop new technologies that address food service operators' concerns of labor, maintenance and service costs. Proprietary hardware and software is developed, tested and implemented in-house. In the early 1990's Taylor developed Labor Saver(TM) heat treatment equipment for use in both soft serve and shake freezers that significantly reduces cleaning and
maintenance labor costs.   While standard machines require daily disassembly
and cleaning, machines with the Labor Saver(TM) feature need only be disassembled and cleaned biweekly. Taylor products feature technologies such as Softech(R), a patented, integrated memory system designed to control all necessary modes of refrigeration and to control automatically the hardness or viscosity of the frozen product. Other advanced technologies include a beater designed with molded scraper blades, solid-state thermistor controls and a double-insulated freezing cylinder. Taylor has also developed additional refrigeration and cooking equipment to expand its product lines, including the development of two specialized ovens for baking and holding applications, and frozen non-carbonated beverage equipment.

     As a major supplier to global quick service restaurant and convenience store chains, Taylor has long maintained close relationships with these customers. These relationships have enabled Taylor to customize its product offerings to provide these customers with specialized equipment for their particular needs and preferences. As a result of this applications engineering approach, Taylor was able to expand its line of products into cooking and heating equipment, to complement its position in cold dispensing equipment.
For example, Taylor developed, in cooperation with McDonald's, an automated "clam shell" grill which incorporates upper and lower grill plates to cook food products such as hamburger patties faster and more uniformly by grilling both sides simultaneously. Taylor manufactures this grill for McDonald's and maintains a joint patent with McDonald's. Recently, in line with the Company's business strategy, Taylor has developed a similar grill that it markets to the
quick service restaurant industry.   Taylor anticipates further expansion into
specialized cooking and non-cooking equipment for the foodservice industry.

     Management believes that Taylor's distributor network is a major factor in Taylor's leading worldwide market position, as it allows Taylor to offer U.S. and international customers reliable and consistent service worldwide. This network consists of a worldwide group of more than 130 independent stocking and servicing distributors. These distributors employ more than 300 full-time salespeople and operate fleets of specialized service vehicles to provide reliable and consistent sales and service coverage throughout their respective territories. Management believes that most of these distributors and their personnel derive most of their revenue from the sale and servicing of Taylor products and thus are likely to have a continuing commitment to selling and servicing Taylor products and protecting Taylor's reputation.

     In 1995, a long range service plan, titled Service 2000, began with the objective to enhance current programs for achieving service excellence. To initiate this strategy, an advanced communication network was developed to track service performance and to provide a benchmark for measuring continuous improvement. With the continuing evolution and development of new equipment technology, Taylor completed a 25,000 square foot additon to their manufacturing facility in February 1997 to house the Taylor Technical Center. This state-of-the-art facility is dedicated to maintaining the level of professional service necessary to sell and service new equipment as well as to expanding their current service network training. In addition, the facility provides a technical resource center which is expected to help Taylor develop its generations of foodservice and restaurant equipment.

     During fiscal 1997 Taylor applied for and received ISO 9001 certification. The International Standards Organization ("ISO") designation is issued by a qualified registrar after assessing the Company's quality systems and finding them in compliance with ISO standards. Management believes the designation is not only a demonstration of the level of the Company's manufacturing and product quality, but also provides the Company with a competitive advantage because of the prestige related to ISO certification.

Beverage-Air

     Beverage-Air is one of the two leading manufacturers (in sales) of commercial refrigeration equipment for the soft drink bottling market and is one of several leading manufacturers (in sales) of such equipment for the foodservice market. Beverage-Air sells products under the Beverage-Air(R), Marketeer(R) and Maxi-Marketeer(R) brand names. Its product offerings include vertical and horizontal reach-in beverage coolers, freezers, refrigerators, pizza and food preparation units, school milk coolers, self-contained beer dispensing units and delicatessen and floral display cases.

     Specialty acquired Beverage-Air in November 1986 to broaden Specialty's product offerings to the national quick service restaurant and convenience store chains. Specialty's management believed that Beverage-Air's product lines and engineering capabilities were well-suited to support development of customized refrigeration products for the major chains. Since its acquisition by Specialty, Beverage-Air's sales to foodservice companies, particularly the major national restaurant chains, has grown substantially. Beverage-Air has advanced its product testing capabilities and has successfully completed the Underwriter Laboratories ("UL") client test data criterion. These capabilities will allow for faster equipment development in response to key chain account product development programs.

     In the foodservice sector, Beverage-Air generates revenue principally through sales to large restaurants, hotel kitchens, supermarkets and convenience stores. Beverage-Air's major product lines in this sector include stainless steel refrigerators and freezers, delicatessen display cases, pizza and food preparation tables, refrigerated display cases and beer dispensing equipment. Beverage-Air's foodservice products are serviced primarily through independent service organizations.

     In the soft drink bottling market, Beverage-Air markets its products to bottlers around the world, generally affiliated with the major soft drink companies, which purchase the coolers for placement in supermarkets, convenience stores and special venues. The Company has worked with the bottlers to customize these coolers to meet their marketing needs. For example, the Company has designed several unique point-of-purchase soft drink merchandisers, such as Coca-Cola's Fast Lane(TM), for use in the express check out lanes of supermarkets. In addition, the Company has developed a new line of curved-front vertical merchandisers (Maxi-Marketeers) and a new Contour Cooler(TM) for the international bottler market, which replicates Coca-Cola's traditional contour bottle design.

     Beverage-Air has a product development staff focused on developing products for the markets it serves worldwide. In addition to research and development activities focused on domestic and international sales, resources have been dedicated to product development activities related to design, performance and agency approvals specifically for international markets, since these are markets targeted by its major customers. It is through this strategy of integrated marketing that Beverage-Air has been able to grow its existing customer base in key emerging markets.

     In 1996, Beverage-Air completed construction of a 60,000 square foot manufacturing facility in Honea Path, South Carolina. The addition of this facility allows Beverage-Air's Spartanburg facility to be dedicated to the manufacturing of merchandising equipment for the foodservice and soft drink bottler industry. Management believes that this facility will reduce lead times and increase the Company's ability to obtain large domestic and international orders.

Wells Manufacturing/Bloomfield Industries

     Wells, which was founded in 1920 and has been producing electric cooking products for more than 75 years, designs, manufactures and markets a broad line of warming and cooking equipment sold under the Wells(TM) name. The Wells product line consists primarily of electric counter top and built-in appliances (including fryers, griddles, food warmers, toasters, hot plates, waffle bakers, convection ovens and broilers) sold principally through independent foodservice equipment dealers and distributors. Besides restaurant chains and convenience store outlets, ultimate users of Wells equipment include independent restaurants, hotels, schools and hospitals. Wells has developed larger, specialized products for major restaurant chains. Wells introduced Crispy Lite(TM), a product line that gives store operators a complete fried and roasted chicken program, including a pressure fryer, rotisserie oven and storage and merchandising equipment all in one package. The Crispy Lite(TM) product line is targeted at convenience and grocery store outlets.

     Bloomfield designs, manufactures and markets a coffee and tea beverage equipment product line that includes brewers, glass coffee decanters, insulated beverage dispensers and related accessories. Recently Wells/Bloomfield introduced a powder cappuccino dispenser and fully automatic espresso machine under the name Cafe Elite(TM). Cafe Elite(TM) was recently approved for a rollout through a major national chain. The Bloomfield product line is sold directly to office coffee service customers and independent coffee roasters and through independent foodservice equipment dealers and distributors. Ultimate users of the Bloomfield equipment include major restaurants, hotels, convenience stores and offices. The beverage equipment product lines and supplies account for substantially all of Bloomfield's sales.

     Consistent with the Company's customized product development and marketing strategy, Wells/Bloomfield has designed specialized cooking and warming products and specialized coffee and tea brewing equipment to serve the needs of particular national chains. These products have been approved and are purchased by several leading national chains, including McDonald's, Boston Market, Wendy's, Hardee's and 7-Eleven stores.

     In 1993, the Company combined substantially all of its Wells and Bloomfield operations at the Wells facility in Verdi, Nevada. The combining of these operations has resulted in operating savings in both the manufacturing and office support areas.

World Dryer

     Founded in 1950, World Dryer designs, manufactures and markets commercial, wall-mounted cast iron and stainless steel warm-air hand and hair dryers under the World(R) Dryer, Airspeed(TM), No-Touch(TM), and Airstyle(TM) names and is the leader (in sales) among domestic and international manufacturers of such products. Uniquely positioned as the global leader of the electric warm-air hand dryer industry, World Dryer designs, manufactures and markets its product line for application in public washrooms. Its core product, the World Model A cast iron hand dryer is distributed in more than 80 countries worldwide. World Dryer products have long been approved and purchased by several major national restaurant chains and can be found in public restrooms throughout the world. World Dryer has expanded its line with new models targeted for specific markets, and has introduced a less expensive, plastic encased line of hand dryers under the Electric Aire(TM) name. More than 25% of World Dryer's average annual sales for the last three fiscal years were of products for use outside the United States.

     World Dryer has designed a line of hand sanitation systems to address the critical issues of food safety in the hospitality and healthcare industries. The automatic hand washstation is a multi-functional unit that dispenses soap, water and warm air or paper. The washstation features monitoring and warning functions to provide monitorable compliance with state and federal health codes for kitchen employee hand sanitation. World Dryer has also developed a line of No-Touch(TM) dryers, soap dispensers and automatic faucets for the foodservice industry.

     During fiscal 1997 World Dryer applied for and received ISO 9002 certification. As with the ISO certification for Taylor, management believes the designation is not only a demonstration of World Dryer's manufacturing and product quality, but also a competitive advantage for the Company.

     Management believes that World Dryer's marketing efforts, which emphasize key sanitation issues, environmental benefits, such as waste paper reduction, and lower end user cost, are a major factor in the continued success of World Dryer.

ORGANIZATIONAL AND FINANCIAL HISTORY

     The Company was incorporated under the laws of the state of Delaware in 1984. The Company acquired each of its currently active operations (other than
Beverage-Air) in January 1985 from Beatrice Companies, Inc.   Specialty
acquired Beverage-Air from Gerlach Industries, Inc. in November 1986. The Company completed an initial public offering in 1987 and was acquired by SPE Acquisition, Inc. ("SPE") in a management-led leveraged buy-out in 1988. The 1988 management buy-out of the Company produced a highly leveraged capital structure, including approximately $250 million in senior secured debt and $150 million of 13-3/4% Senior Subordinated Debentures due 2000 (the "Debentures"). Following the 1988 leveraged buy out, the Company did not achieve its anticipated operating results, due in part to slow growth in the foodservice equipment industry, and was unable to service certain of its debt obligations. As a result, the Company defaulted on its obligations (and certain financial covenants) under its senior debt, triggering a default under the terms of the Debentures. Following these defaults, the Company entered negotiations with its senior lenders and certain of the significant holders of the Debentures that culminated in a pre-negotiated plan of reorganization (such plan of reorganization is hereafter referred to as the "POR," such reorganization is hereafter referred to as the "1992 Reorganization").

     The Company and SPE filed separate voluntary petitions in the United States Bankruptcy Court for the Northern District of Illinois, Western Division (the "Bankruptcy Court") on December 24, 1991 under Chapter 11 of the United States Bankruptcy Code (Case Nos. 91-B32766 and 91-B32767). The Company emerged from Chapter 11 and the 1992 Reorganization was consummated on March 31, 1992, although the case remains open, principally for purposes of claims resolution. Pursuant to the 1992 Reorganization, SPE was merged with and into the Company. The Debentures were exchanged for an aggregate of 15 million shares of the Company's common stock, par value $.01 share ("Common Stock"). The Company and its senior lenders entered into an amended and restated senior secured credit facility (the "Former Credit Facility") which, among other things, extended the amortization period, reduced the interest rates and amended the financial covenants with respect to the previous senior loans. The Company also issued stock to the senior lenders under the Former Credit Facility and a warrant to purchase common stock to General Electric Capital Corporation ("GECC"), the only lender under the revolving credit portion of the Former Credit Facility. The Company paid all its trade creditors in full. Additionally, all of the pre-bankruptcy stock and rights to purchase stock in the Company and SPE were canceled, and the holders of that stock and those rights received no distributions in the bankruptcy cases.

     On December 1, 1993, the Company completed a refinancing plan (the "Refinancing"). The Refinancing consisted of a $185 million public offering of 11-3/8% Senior Subordinated Notes due 2003 (the "Notes") and a new senior secured loan facility (the "Bank Credit Agreement") with Barclays Business Credit, Inc. (now known as Fleet Capital Corporation) and certain other lenders which provided the Company a $50 million line of credit, as amended, and a $15 million term loan. The Former Credit Facility was repaid in full in December 1993 from the proceeds of the Refinancing.

     On December 1, 1996, the Company entered into a credit agreement with several banks and Bank of America, Illinois, as agent for the banks (the "BA Credit Agreement"). The BA Credit Agreement provides for an unsecured $60 million credit facility which includes an unsecured line of credit of $45 million and a $15 million facility for letters of credit. The BA Credit Agreement was used to refinance the Company's Bank Credit Agreement. As of January 31, 1997, the Company had no borrowings on the line of credit. In addition, during fiscal 1996 and 1997, the Company acquired a total of $36 million of the Notes ($149 million of the original $185 million of the Notes remain outstanding.)

COMMERCIAL FOODSERVICE INDUSTRY OVERVIEW

     The Company generally treats the commercial foodservice equipment industry as being divided into four customer categories: full service restaurants, quick service restaurants, retail outlets, such as supermarkets and convenience stores, and public and private institutions (schools, hospitals, hotels, corrections facilities and other governmental facilities). The Company primarily serves customers in the quick service restaurant and retail outlet categories.

     The foodservice market, and particularly the quick service restaurant and retail outlet categories, grew in the 1980's in response to both population growth and other demographic changes, principally the emergence of families with multiple wage-earners, causing greater demand for convenience in food preparation and consumption. Along with this growth came increased sales of foodservice equipment. From 1988 through 1991, however, there was little growth in the market for foodservice equipment due in part to the general decline in the worldwide economy and a general maturation of the foodservice industry. The downturn in the market also led to greater price competition than the Company had experienced in earlier years. The market for foodservice equipment experienced gradual recovery in 1992 and a sustained recovery since then. The recovery has been primarily a result of quick service restaurant chains accelerating domestic and international expansion, remodeling to facilitate menu and layout changes in response to competitive pressures in the industry and modernizing their equipment. According to published industry sources, domestic sales of foodservice equipment increased 6.2% to $6.21 billion in 1996 and are projected to grow by an additional 6.6% in 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Growth in the foodservice equipment market results primarily from new store openings, replacement of equipment for store remodeling and upgrade
programs and purchases of equipment to support new menu items.   Management
believes that the domestic growth in new stores for many of these chains has slowed, but that the previously opened stores have entered remodeling and equipment replacement phases. Management also believes that the competition resulting from slower growth in the domestic foodservice industry has caused quick service restaurant chains to make more frequent menu and format modifications, increasing their demand for more flexible equipment. In addition, management anticipates that the demand for labor saving and energy efficient equipment will also increase. Furthermore, management believes that convenience stores and supermarkets continue to increase their sales of prepared and fast foods, which leads to increased demand for the types of products manufactured by the Company. Finally, openings of quick service restaurants in non-traditional sites, such as retail stores, supermarkets and airports, present an opportunity for the Company by expanding the market for its products.

     Throughout the world, the concentration of quick service restaurants is substantially lower than in the United States. The more limited penetration of quick service restaurants outside the United States provides domestic quick service restaurant chains with opportunities for international expansion and, as a result, several leading domestic chains have embarked upon significant international expansion. Internationally, the major quick service restaurant chains grew by 17% in 1995, as measured by the number of new operating units. The Company's largest customer, McDonald's, accounts for more than 50% of all international sales realized by the largest 100 U.S. restaurant chains. In fiscal 1997, approximately 30.3% of the Company's sales were of products intended for use outside the United States compared with 26.1% in fiscal 1996, and during the past two years such sales have increased at an average annual rate of 20% per year. Despite the opportunities, the international markets present significant competitive risks, particularly the high cost of maintaining service capabilities which in the United States has been important in establishing and maintaining the Company's market position.

BUSINESS STRATEGY

     The Company's business strategy is to maintain and improve its position as a leader in the foodservice equipment industry. The key elements of this strategy include the following:

Focusing on Major National Chains

     The major global quick service restaurant chains, convenience store chains and specialty chains lead the foodservice industry by focusing on menu innovation, productivity, sanitation, energy efficiency and environmental issues. To serve these customers, the Company designs specialized foodservice equipment to meet the specific performance requirements and appearance characteristics of the chains, to respond quickly and effectively to changes in the chains' competitive environment and to dedicate manufacturing capacity to deliveries of new or modified equipment as part of the chains' changes in marketing programs. In many cases, the Company is one of only two or three manufacturers whose product satisfies the equipment specifications of major national chains for a particular item. The Company maintains an active product development program with an emphasis on engineered products to meet special applications. The Company organizes product design and sales teams to work closely with the national chains in developing applications to meet their specific requirements and operates manufacturing facilities designed for flexible assembly procedures and short production runs.

     The Company also attempts to anticipate the needs of its customers and conducts internal research and development to design equipment to advance the state of the art in foodservice efficiency. Taylor has developed Labor Saver(R) heat treatment equipment for use with its soft serve and shake freezers that significantly reduces the labor costs of cleaning and maintenance. Beverage-Air has been involved in developing point of purchase displays to be used by merchandisers, such as the Fast-Lane(TM) and Contour Cooler (TM) products sold to Coca-Cola bottlers to market their products in retail checkout areas and other special points of distribution. Wells/Bloomfield's new Cafe Elite(TM) product was recently approved for a rollout through a major national chain.

Capitalizing on the Opportunities Presented by the Significant International Expansion of the Major Quick Service Restaurant Chains

     Management believes that the international expansion of the major national quick service restaurant chains, including the Company's largest customer, is resulting in significant growth in the foodservice equipment industry. Several leading domestic quick service restaurant chains are in the midst of significant international expansion. Management believes that the expansion of the major chains internationally is presenting an opportunity for growth for the Company as well. To capitalize upon this opportunity, the Company has, among other things, increased its international distribution and service support networks.

Leveraging its Long-Term Relationships With Existing Major Customers

     The Company's strategy reflects its historic relationships with the major national quick service restaurant chains as a result of the high penetration rate of Taylor's ice cream freezers throughout that market. Management believes that these relationships have developed in large part because of the Company's extensive distribution and service network and its customized manufacturing capabilities, initially implemented at Taylor, that enable it to produce equipment to meet the high-quality and volume needs of each of its customers. Based upon these relationships, the Company has been able to employ an integrated marketing approach which has expanded the customer base for each division. For example, Bloomfield coffee makers, Beverage-Air refrigeration equipment, Wells warmers and World Dryer hand dryers are now approved for use in McDonald's, Burger King, Wendy's and Hardee's, and other restaurants.

Developing New Products and Line Extensions by Extending Engineering Expertise to Standardized Foodservice Equipment

     Another element of the Company's strategy is to adapt certain product features developed for the national chain accounts to enhance the Company's overall product line. Management believes that a large portion of the equipment and related products used in the foodservice industry is standardized and consequently subject to price competition, including import competition and purchasing considerations based on volume and freight costs. By improving some of these standard product features by using innovations developed in its applications engineering programs, the Company can differentiate its products and thus compete on bases other than price. In some cases, innovations developed by the Company for national chains have created new products for its general product lines and have enabled the Company to achieve manufacturing cost efficiencies by facilitating longer production runs. For example, the Company recently developed a grill, similar to the "clam shell" grill it developed for McDonald's, that it markets to the general foodservice industry.

OPERATIONS OUTSIDE THE UNITED STATES

     The Company has several international sales outlets. The Company's Canadian subsidiary, Bloomfield Industries Canada Limited, manufactures a portion of the Bloomfield line at its Mississauga, Ontario plant and markets the entire Bloomfield product line throughout Canada. World Dryer maintains a sales office and warehouse at the Mississauga plant. Taylor has a foreign sales subsidiary in Rome, Italy, Taylor Freezer International, S.r.l., which administers certain of Taylor's export sales. All divisions have relationships with dealers and distributors which taken together provide sales and service support for the Company's products in more than 105 countries worldwide.

WORLDWIDE MARKETING AND DISTRIBUTION

     Management believes that a key to the Company's long-term relationships with its principal customers is its worldwide marketing, distribution and service network. These customers require a high degree of responsiveness in product development, production, delivery and service on a worldwide basis. Management believes that the Company's extensive distribution and service network, particularly at Taylor, gives it a competitive advantage in the markets in which it competes. Furthermore, the Company believes that it enjoys a favorable strategic position as a result of the relationships that each of its operating units has developed through the years with various customers.
The Company believes that these relationships help implement its integrated marketing efforts, which have expanded the customer base for each of the divisions.

     Each division directs its own marketing efforts through a combination of field sales personnel, consisting of direct salespeople, commissioned agents and distributor salespeople. Each operating division also manages its own marketing, sales and service programs, with support from the division's in-house sales and administrative personnel. The following table summarizes the primary distribution mechanisms employed by each of the Company's operating divisions:



                                   DIVISION
                        PRINCIPAL DISTRIBUTION METHODS

Taylor                 - Independent distributor network consisting of 47 North
                         American and 90 international distributors
                       - Direct sales support to national chains
Beverage-Air           - Network of 38 independent representative firms and more than
                         1,500 foodservice equipment dealers and bottlers
                       - Direct sales to soft drink bottlers
Wells/Bloomfield       - Network of 49 representative firms, more than 1,500
                         foodservice equipment dealers and suppliers and 250
                         authorized service centers
                       - Direct sales to office coffee services
World Dryer            - Electrical, plumbing and janitorial supply distributors
                       - Building contractors
                       - Foodservice equipment dealers
                       - Catalog supply houses

     Typically, the Company designs and produces equipment which satisfies the specifications of major national chains for use in their restaurants, and markets that equipment through extensive networks of independent dealers, distributors and sales representatives directly to the chains and the restaurant operators. Management believes that the Company's marketing and distribution network is one of its major strengths as it allows the Company consistently to deliver high-quality customer service. Many dealers and distributors in this network have been associated with the Company and its businesses for more than 20 years. The Company also sells certain products directly to the chains.

COMPETITION

     In general, the foodservice industry is highly competitive with competition primarily based on price, product features, quality, reliability, serviceability, field service and name recognition with no one method of competition being generally more important than any of the others. The Company believes that it is competitive on these bases. The Company's competitors include companies that manufacture a variety of foodservice equipment products and those that specialize in a particular product. While the Company is one of the largest manufacturers in an industry which is characterized by many small producers and a fragmented market, some of its competitors are units of operations which are larger than the Company and possess greater financial and personnel resources. Also, during periods of poor economic conditions, the Company faces competition from used equipment, particularly equipment originally manufactured by the Company, which presents a lower cost, acceptable quality alternative to newly manufactured equipment. Management believes that price will continue to be a major competitive factor. Outside the United States, the Company faces many local competitors throughout its product lines.

COMPONENTS AND SUPPLIES

     Most of the Company's component purchases are for standard commodity-type materials such as stainless steel, coatings and electrical components. Such components are generally available from many suppliers, and the Company has not experienced any significant shortages. The Company also purchases custom components produced to its specifications. The Company believes it enjoys good relationships with its suppliers. No long-term supply contracts are used, although the Company occasionally purchases some materials in advance as a hedge against price increases.

BACKLOG

     The Company's backlog of unshipped orders was approximately $37.2 million at February 28, 1997, compared with $38.4 million at February 29, 1996. The Company expects to deliver its existing backlog during the current fiscal year.

EMPLOYEES

     As of February 28, 1997, the Company employed 2,274 persons, of whom 22 at Bloomfield's decanter manufacturing facility in Forestview, Illinois were covered by collective bargaining agreements. The Company generally considers its relationships with employees to be satisfactory and has not experienced a work stoppage due to a labor dispute in more than 10 years.

PATENTS AND TRADEMARKS

     The Company holds numerous patents and trademarks registered in the United States and foreign countries for various products. The Company believes that an integral part of its strength is its ability to capitalize on its tradenames, several of which are widely recognized, and it takes such actions as it determines necessary to protect these names. The Company's rights in its trademarks will continue for so long as it uses the marks and takes the necessary actions to protect its rights. The Company's trademark registrations in the United States and most foreign countries are required to be renewed periodically, and the Company intends to do so based upon its continued use of such marks. Frequently, the Company's products, and certain of their features, are patented, but management believes that no individual patent is material to the Company's business as a whole.

DEPENDENCE ON MAJOR CUSTOMERS

     During fiscal 1995, 1996 and 1997, sales to McDonald's restaurants (both McDonald's owned and independently franchised) accounted for approximately 18%, 22% and 20%, respectively, of the Company's revenue. Since fiscal 1994, sales to McDonald's have grown by more than 60%. The growth in sales since fiscal 1994 is due in part to the international growth experienced by McDonald's. While management believes its relationship with McDonald's is favorable, the Company has no contracts with McDonald's assuring it of any sales beyond those reflected in its backlog. If revenues from sales to McDonald's were to substantially decrease, such decrease would likely have a material adverse effect on the Company's financial position.

     The Company's financial performance is tied closely to its major customers' demand for large quantities of mass produced customized products, or roll-outs. For example, in fiscal 1994 through the first six months of fiscal 1996, the Company's improved performance can be partially attributed to a significant rise in the number of orders for refrigerated point-of-purchase displays by soft drink bottlers, primarily those associated with Coca-Cola and PepsiCo. In the past, large roll-outs of products such as Taylor's "clamshell" grill have been similarly significant to the Company's performance. However, the ability to predict which customers and which products will experience roll-outs is limited, and there can be no assurances that in any year the Company will receive orders for any such roll-outs.

REGULATION AND ENVIRONMENTAL COMPLIANCE

     The Company is subject to the Federal Occupational Safety and Health Act and other laws regulating safety and noise exposure levels in the production areas of its facilities. The Company's facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment. Environmental laws and regulations that are material to the Company's operations include the Clean Air Act, which regulates air emissions and the phase-out of chlorofluorocarbons ("CFCs"), the Clean Water Act, which regulates discharges to waters of the United States, the Resource Conservation and Recovery Act, which regulates the handling and disposal of hazardous substances, the Comprehensive Environmental Response Compensation and Liability Act, which applies to cleanup of hazardous waste and the Emergency Planning and Community Right to Know Act, which applies to disclosure of information on the use of hazardous substances. Environmental laws and regulations that are material to the Company's operations also include state counterparts to these federal laws. Management believes that the Company is in compliance with all applicable laws and regulations and believes that continued compliance with these laws and regulations will not require significant capital expenditures or affect the Company's future operations. See "--Legal Proceedings."

     The Company has made substantial investments in investigating and testing potential refrigerants and updating its product lines to use component parts that comply with the 1990 Amendments to the Clean Air Act, which institute a phase-out of the production and consumption of certain CFCs. Beverage-Air has eliminated components using CFCs from its medium temperature applications equipment, and Taylor has converted its low temperature compressor equipment away from components using CFCs. In both cases, the CFC based components have been replaced by components using hydro fluorocarbons, which are believed to be environmentally safer. In fiscal 1996, Beverage-Air was awarded the EPA's "Stratospheric Protection Award" for its efforts in meeting required conversion
of refrigerants and eliminating CFC based components.   The Company is
continuing its efforts to reduce the number of its products using CFC based components.

     New legislation and regulations, as well as revisions to existing laws and regulations at the local, state and federal levels, may be proposed in the future concerning environmental matters and the foodservice equipment industry. Such proposals could affect the Company's operations, result in material capital expenditures, affect the desirability of the Company's existing products and/or could limit or create opportunities for the Company with respect to modification to existing products, and with respect to new products. While the Company is not aware of any proposed local, state or federal environmental statutes or regulations which will materially affect its operations or the market for its products or result in material capital expenditures, it cannot predict the effect from any possible future legislation or regulations. During fiscal 1997, other than normal equipment considerations, there were no material capital expenditures for environmental control facilities and no future material expenditures are anticipated.

SEASONALITY

     The Company experiences seasonal fluctuations in working capital requirements of approximately $10 million to $15 million, with working capital requirements generally peaking in February and March due to offering extended payment terms to distributors on soft serve ice cream and yogurt machine shipments before the spring and summer selling season.

ITEM 2.  PROPERTIES

FACILITIES AND MANUFACTURING

     The Company's manufacturing facilities are generally equipped to process products from raw materials to finished products. Management believes that the Company's equipment and facilities are well-maintained and, together with the Company's proposed expansion in South Carolina, generally are, and will continue to be, adequate for the Company's present and immediate future needs.

     In 1996, the Company completed construction of a 60,000 square foot manufacturing facility in Honea Path, South Carolina. The addition of this facility will allow Beverage-Air's current Spartanburg facility to be dedicated to the manufacturing of products for the soft drink bottler industry.

     Since 1992, the Company has developed a Total Quality Management program at each of its principal operating divisions. As part of this program, during fiscal 1997, Taylor and World Dryer were certified under the International Standards Organization as ISO 9000 companies.

     Metal fabrication, finishing, sub-assembly and assembly operations are conducted at the facilities. Among major categories of equipment installed at individual locations are numerically controlled turret presses, robotic and conventional welding equipment, electrostatic powder coating facilities, polishing equipment, numerically controlled machining centers, computer assisted design systems and product testing and quality assurance measurement devices.

     The following table sets forth certain information relating to the Company's principal facilities:





                                                                                     APPROX. SQUARE      OWNED/DATE OF
    DIVISION               LOCATIONS                            USE                     FOOTAGE          LEASE EXPIRATION
    --------               ---------                            ---                   -------------      ----------------
Taylor                Rockton, IL               Manufacturing and office facilities         336,000      Owned
                                                Technical training facility                  25,000      Owned
                                                Warehouse facility                            7,600      Month-to-Month
                                                Warehouse facility                           28,800      December 2001
                                                Warehouse facility                            5,600      Month-to-Month
                      Rosemont, IL              Warehouse and office facility                10,500      April 2001

Beverage-Air          Spartanburg, SC           Manufacturing, office and
                                                warehouse facilities                        323,000      Owned
                                                Warehouse facility                           53,000      December 1998
                      Honea Path, SC            Manufacturing facility                       60,000      Owned
                      Brookville, PA            Manufacturing facility                      145,000      December 2000

Wells/Bloomfield      Verdi, NV                 Manufacturing and office facilities          90,000      June 2002
                                                Manufacturing and office facilities          18,000      Owned
                                                Manufacturing facility                       24,300      Owned
                      Sparks, NV                Warehouse facility                           28,000      March 2000

                      Mississauga,              Manufacturing and                            37,200      October 2000
                      Ontario, Canada (1)       office facilities
                      Forestview, IL            Decanter manufacturing facility              43,000      July 1999

World Dryer           Berkeley, IL              Manufacturing and office facilities          50,000      February 1998

Executive Office      Aurora, IL                Office facility                               5,100      November 2000
----------------------------------------------------------------------------------------------------------------------

(1) World Dryer also uses this facility.

ITEM 3.  LEGAL PROCEEDINGS

Litigation

     The Company is a defendant along with other defendants in an action filed on July 20, 1995 entitled "Thermodyne Food Service Products, Inc. and AFTEC, Inc. v. McDonald's Corporation, et al." in the United States District Court, Northern District of Illinois, Eastern Division. Plaintiffs allege that the Company and other defendants misappropriated trade secrets in connection with the Company's development of an oven for McDonald's and OSI. As a result of a ruling on a motion to dismiss, the only claim remaining against the Company is the trade secret claim. The defendants' motion for summary judgment on the trade secret claim was denied and the case is subject to go to trial at any time. Although the complaint does not specify a dollar amount for claimed damages, plaintiffs have filed documents with the court seeking up to $90 million in damages. The Company believes it has strong defenses to this claim and intends to contest it vigorously. In addition, the Company believes that, were it found liable, it would be entitled to seek contribution from the co-defendants with respect to any such liability. The Company has not established a reserve in its financial statements relating to this case.

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

     The Company was a defendant, along with a number of its current and former officers and directors, its former lender, General Electric Capital Corporation ("GECC"), and the underwriters with respect to the Company's 1988 offering of debentures, in a securities class action filed by Melvin C. Nielsen (the "Nielsen Case") alleging that the Company's prospectus and registration statement with respect to such debentures contained material misrepresentations and omissions, and seeking rescission of the sale of all $150 million of debentures, and other compensatory and exemplary damages, and costs and expenses. The claim was discharged against the Company pursuant to the Company's plan of reorganization ("POR") and the Company was subsequently dismissed from this case. In February of 1993, the Court dismissed plaintiff's claims under Rule 10b-5 and common law fraud. In October of 1996, the Court certified a class under Section 11 of the Securities Act and then entered summary judgment in favor of all defendants as to all pending claims. The period for appealing this judgment expired on February 22, 1997 and no appeals were filed.

Environmental

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

     The Company has also received notice of potential environmental actions from (i) the South Carolina Department of Health and Environmental Control ("SCDHEC") and the EPA with respect to drums of hazardous waste materials disposed of in South Carolina, (ii) the SCDHEC with respect to the clean up of the Unisphere Hazardous Waste Site in Spartanburg County, South Carolina, and
(iii) the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection ("NDEP"), which issued a finding of alleged violation and order relating to alleged soil and ground water contamination. With respect to the SCDHEC matter discussed in (i) above, management is unable to determine the existence or amount of its potential liabilities because no formal proceedings have been commenced and no notifications have been received regarding this matter since December, 1992. The Company has reason to believe that this site will be the subject of no further action by the EPA. With respect to the SCDHEC matter discussed in (ii) above, management is unable to determine the existence or amount of its potential liability, if any, because the use of the site by Beverage-Air occurred prior to the purchase of the Beverage-Air assets by the Company from Gerlach Industries in November, 1986. With respect to the NDEP matter discussed in (iii) above, the Company has spent approximately $313,000 to conduct tests and to implement a remediation program, but given the pendency of the Company's appeal and its uncertain outcome, management cannot estimate what, if any, additional expenditures might be required.

Letters of Credit

As of January 31, 1997, the Company had letters of credit outstanding totaling $11.9 million, which guarantee various business activities, including $6.5 million of letters of credit which guarantee the Industrial Project Revenue Bonds.

Routine Matters

     In addition, the Company is routinely involved in other litigation, including environmental matters, incidental to its business. Such routine claims are being vigorously contested and management does not believe that the outcome of such litigation will have a material adverse effect upon the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of the year ended January 31, 1997.

                       EXECUTIVE OFFICERS OF THE COMPANY


                                              YEAR FIRST
                                                JOINED
                                             SPECIALTY OR A
                                              PREDECESSOR
         NAME                   AGE             BUSINESS          POSITION AND OFFICES HELD
         ----                   ---          --------------       -------------------------
Daniel B. Greenwood             77                1955            Director and Chairman of the Board
William E. Dotterweich          61                1981            Chief Executive Officer
Donald K. McKay                 65                1977            Executive Vice President, Chief
                                                                    Financial Officer, Treasurer and Secretary
William W. Robertson            65                1970            Chairman and President of Beverage-Air
Jeffrey P. Rhodenbaugh          42                1986            President, Chief Operating Officer,
                                                                  Chief Executive Officer of Taylor

     Mr. Greenwood has served as Chairman of the Board since January 1985. He also served as Chief Executive Officer from that date until September 1988 and from November 18, 1993 to January 31, 1995. On February 1, 1995, Mr. Greenwood resigned as Chief Executive Officer upon the election to such office of Mr. Dotterweich. Mr. Greenwood has served as a director since January 1985. Prior to January 1985, he was employed by Taylor for 30 years, most recently as President.

     Mr. Dotterweich served as President and Chief Operating Officer of the Company and Chief Executive Officer of Taylor from December 1993 until September 1996 and as Chief Executive Officer of the Company since February 1995. He has also served as Chief Executive Officer of Taylor from December 1993 to September 1996. Mr. Dotterweich will retire as Chief Executive Officer
on May 1, 1997.   He has served as director of the Company since May 1995 and from January 1985 to September 1988. From 1989 to 1992, Mr. Dotterweich worked for the Company in a consulting capacity. Prior to that time, from 1985 until 1989, Mr. Dotterweich served as President and Chief Operating Officer of the Company. From 1981 to 1985, Mr. Dotterweich was employed by Beatrice as President of its Commercial Equipment Division which included the foodservice equipment group.

     Mr. McKay has served as Executive Vice-President, Chief Financial Officer, Treasurer and Secretary since April 1989. From January 1985 until April 1989, Mr. McKay served as Vice President of Finance, Treasurer and Secretary. From September 1988 to March 1992, Mr. McKay served as a director of the Company. From 1977 to January 1985, Mr. McKay was employed by Beatrice, most recently as Vice-President of its Commercial Equipment Division.

     Mr. Robertson has been employed by Beverage-Air since 1970 and has been Chairman of Beverage-Air since March 1, 1996. From 1974 until March 1, 1996 and since September 1996 Mr. Robertson has served as President of Beverage-Air. From April 1987 to March 1992 Mr. Robertson served as a director of the Company.

     Mr. Rhodenbaugh has been President and Chief Operating Officer of the Company and Chief Executive Officer of Taylor since September 1996. He will become Chief Executive Officer of the Company on May 1, 1997 upon Mr. Dotterweich's retirement. He was President of Beverage-Air from March 1996 to September 1996. From April 1993 to March 1996 he served as Executive Vice President of Beverage-Air. He also served as Vice President of Marketing of the Company from January 1991 to September 1996. He served as President of Wells from January 1990 to January 1991 and as Wells' Vice President of Sales and Marketing from 1986 to January 1990. Mr. Rhodenbaugh joined Wells after nine years at Hobart Corporation as a field sales employee and national account manager. Mr. Rhodenbaugh serves on the board of directors and executive committee and, for 1997, as president of the North American Association of Food Equipment Manufacturers (NAFEM).

                                    PART II

ITEM 5.  MARKETS FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The shares of Common Stock of the Company were listed and began trading on the Nasdaq Stock Market on December 1, 1993. As of the close of business on March 20, 1997, there were approximately 60 holders of record of the shares of Common Stock of the Company. The Company estimates that there are approximately 1,500 beneficial holders of its Common Stock as of the close of business on March 20, 1997. The following table sets forth the market price per share for the Common Stock of the Company.


                                                        Market Price
                                                       High        Low
                                                      ------      ------
Period from February 1, 1995 to April 30, 1995        12-3/8      9-7/8
Period from February 1, 1995 to April 30, 1995        12-7/8      11-5/8
Period from August 1, 1995 to October 31, 1995        14          9-1/4
Period from November 1, 1995 to January 31, 1996      12-5/8      9-1/2
Period from February 1, 1996 to April 30, 1996        15-1/8      10-7/8
Period from May 1, 1996 to July 31, 1996              15-3/4      10-1/4
Period from August 1, 1996 to October 31, 1996        13-3/4      10-3/8
Period from November 1, 1996 to January 31, 1997      14-1/4      11

     The Company has paid no dividends on its Common Stock and it is the Company's present intention to not pay dividends in the foreseeable future. The Company's ability to pay dividends is restricted by covenants contained in the BA Credit Agreement and the indenture for the Notes.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

     The following table sets forth selected consolidated financial and operating data for the Company and its predecessors for the periods and at the dates indicated. The selected consolidated operating and financial data, at or for each of the full fiscal years, the two month period ended March 30, 1992 and the ten month period ended January 31, 1993, presented below was derived from the Consolidated Financial Statements of the Company, which were audited by KPMG Peat Marwick LLP, independent auditors. The table should be read in conjunction with the Consolidated Financial Statements, related notes, and other financial information.

                            SELECTED FINANCIAL DATA



                                                                        PERIODS FROM
                                                                 -------------------------
                                           FEBRUARY 1    MARCH 31, 1992                    YEARS ENDED JANUARY 31,
                                            MARCH 30,     TO JANUARY 31,
                                             1992 (1)         1993 (1)         1994            1995          1996          1997
                                             --------         --------         ----            ----          ----          ----
OPERATING DATA:
Net revenue                                 $ 37,643         $229,745        $320,873        $371,730      $392,512     $401,230
Gross margin                                  11,351           66,629          98,981         119,273       123,747      122,110
Earnings (loss) from operations
  before interest expense,
  reorganization items and
  income taxes                                 1,956          (39,427)        (34,219)        (18,311)       39,379       60,723
Earnings (loss) before extraordinary
  item and cumulative effect
  of a change in accounting
  principle                                   (2,534)         (54,198)        (58,420)        (53,996)        8,911       34,122
Net earnings (loss)                          144,393          (54,198)        (58,420)        (53,996)        8,693       32,338
Net earnings (loss) per common share             NM             (3.30)          (3.56)          (3.29)         0.41         1.51
Interest expense                               3,223           14,180          17,117          22,997        21,010       18,714
Pro forma interest
  expense (5)                                     -                -           24,382             -              -            -
Ratio of earnings to fixed
  charges (2)                                     -                -              -               -            1.81x        3.07x
FINANCIAL RATIOS AND OTHER
  DATA:
EBITDA (3)                                     4,236           23,762          45,537          60,629        65,973       66,992
Depreciation                                     777            3,929           4,540           3,954         4,309        4,616
Amortization (4)                               1,503           59,260          75,216          74,986        22,285        1,653
Capital expenditures                             142            2,735           4,295           6,693         5,666        9,185
Ratio of EBITDA to interest
  expense                                       1.31x            1.68x           2.66x           2.64x         3.14x        3.58x
Ratio of EBITDA to pro
  forma interest expense (5)                      -                -             1.87x             -             -            -
Ratio of EBITDA less capital
  expenditures to interest
  expense                                       1.27x            1.48x           2.41x           2.35x        2 .87x        3.09x
Ratio of EBITDA less capital
  expenditures to pro forma
  interest expense (5)                            -                -             1.69x             -             -            -




                                                                                      JANUARY 31,
BALANCE SHEET DATA                             MARCH 31,
(AT PERIOD END):                                 1992           1993            1994         1995             1996       1997
                                               --------         ----            ----         ----             ----       ----
Total assets                                   $361,719       $299,183        $231,630     $168,576       $ 180,235    $176,916
Cash and cash equivalents, including
  restricted cash equivalents                       876          1,430           2,803        6,907          34,320      10,846
Long-term debt including
  current installments                          242,111        231,243         219,416      199,179         193,215     155,581
Total other liabilities                          75,794         76,563          79,455       90,192          94,641      92,566
Total stockholders' equity
  (deficit)                                      43,814         (8,623)        (67,241)    (120,795)       (107,621)    (71,231)
NM - Not Meaningful

                                                        (footnotes on next page)

(footnotes from preceding page)

1. As a result of the Company's emergence from Chapter 11 bankruptcy proceedings, the Company adopted "Fresh Start Accounting" on March 31, 1992. As a result of the application of "Fresh Start Accounting," the financial condition and results of operations of the Company for the dates and periods subsequent to March 31, 1992 are not comparable to those prior to March 31, 1992.

2.   For purposes of determining this ratio, earnings consist of earnings
     (loss) from operations before income tax expense (benefit) plus interest expense and amortization of deferred financing costs. Fixed charges consist of interest expense, plus amortization of deferred financing costs. Earnings were insufficient to cover fixed charges by $2.5 million, $53.6 million, $51.3 million and $41.3 million for the two month period ended March 30, 1992, the ten month period ended January 31, 1993, fiscal 1994 and 1995, respectively.

3. EBITDA is defined as earnings from operations before interest expense, income tax expense (benefit), depreciation and amortization. EBITDA does not represent earnings from operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity, but rather provides additional information related to debt service capability.

4. Amortization expense includes the amortization of deferred financing costs, reorganization value in excess of amounts allocable to identifiable assets, goodwill, other intangible assets and unearned compensation.

5. The ratio of EBITDA to pro forma interest expense, and the ratio of EBITDA less capital expenditures to pro forma interest expense, are calculated assuming the Refinancing had occurred on February 1, 1993 (instead of December 1, 1993). Pro forma fiscal 1994 interest expense of $24.4 million is based on the following assumptions: the interest rates with respect to borrowings under the Bank Credit Agreement are 6.125% for the revolving line of credit and 6.625% for the senior term loan. With respect to the Notes the interest rate is 11.375%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     A substantial portion of the Company's revenue is derived from new foodservice equipment requirements generated by openings of new facilities by national quick service restaurant chains, convenience store chains and specialty chains or their need to replace existing equipment. Since 1991, the foodservice equipment market has grown, primarily as a result of the domestic and international growth of the major U.S. restaurant chains. In 1995 (the most recent available data), the domestic operating unit growth rate of U. S. major restaurant chains was 5%. In addition, the major quick service restaurant chains have commenced significant international expansion. In 1995, the operating unit growth rate of the largest U.S. restaurant chains in international markets was approximately 17% which is nearly double its growth rate of 9.5% in 1989. The Company's largest customer, McDonald's, alone accounts for more than 50% of all international sales realized by the top 100 U.S. restaurant chains (source: Technomics Top 100). Also, the Company's customers in the quick service restaurant industry have increased their demand for newer equipment, due in part to international expansion, menu expansion efforts, remodeling of existing stores and an increased emphasis on improved sanitation and labor and energy efficiency. Additionally, as store closings have slowed, management believes that there has been a decrease in the supply of used equipment. Management believes that, given the Company's historic relationships with the major quick service restaurant chains, the Company is well positioned to capitalize upon these growth opportunities. Also, the Company has made certain operational changes which management believes have contributed to the Company's improved results.

     The Company's financial performance is tied closely to its major customers' demands for large quantities of mass produced customized products, or roll-outs. For example, from fiscal 1994 through the first six months of fiscal 1996, the Company's improved performance can be partially attributed to a continuing significant rise in the number of orders for refrigerated point-of-purchase displays by soft drink bottlers, primarily those associated with Coca-Cola and PepsiCo products. During the last six months of fiscal 1996, the sales order backlog and demand for refrigerators from the soft drink bottlers returned to its historic pattern of being lower in the months of August through January as a result of lower demand from the bottler industry for point-of-purchase units. However, during fiscal 1997, sales of refrigeration equipment to the soft drink bottler industry increased, particularly internationally. In the past, large roll-outs of products such as Taylor's "clam shell" grill have been similarly significant to the Company's performance. However, the ability to predict which customers and which products will experience roll-outs is limited, and there can be no assurances that in any year the Company will receive orders for any roll-outs.

     Following the 1992 Reorganization, the Company recorded Reorganization Value in Excess of Amounts Allocable to Identifiable Assets ("Reorganization Value") of $187.3 million. The Company amortized Reorganization Value during the three year period ending March 31, 1995, which significantly affected net loss and stockholders' equity. Such amortization, however, did not affect the Company's cash flow.

RESULTS OF OPERATION

     The following table sets forth selected operating data as a percentage of net revenue:


                                                                Fiscal       Fiscal        Fiscal
                                                               1995 (%)      1996 (%)      1997 (%)
                                                               --------      --------     ---------
Taylor                                                           39.5          42.5          42.4
Beverage-Air                                                     42.0          39.0          40.2
Wells/Bloomfield                                                 14.7          14.9          14.1
World Dryer                                                       3.8           3.6           3.3
                                                                -----         -----         -----
  Net revenue                                                   100.0         100.0         100.0
                                                                -----         -----         -----
Gross margin                                                     32.1          31.5          30.4
                                                                 ----          ----          ----
Selling, general and administrative expenses                     16.9          15.8          15.0
Amortization                                                     20.1           5.7           0.4
Other income                                                      -              -           (0.1)
                                                                -----         -----         -----
Earnings (loss) from operations before interest expense
  and income taxes                                               (4.9)         10.0          15.1
Interest expense, net                                            (6.2)         (5.4)         (4.7)
Income taxes                                                     (3.4)         (2.3)         (1.9)
                                                                -----         -----         -----
Earnings (loss) before extraordinary item                       (14.5)          2.3           8.5
                                                                -----         -----         -----

FISCAL YEAR ENDED JANUARY 31, 1997 COMPARED TO FISCAL YEAR ENDED JANUARY 31,
1996.

     Revenue. Revenue for fiscal 1997 increased 2.2% to $401.2 million compared with $392.5 million for the prior fiscal year. The revenue increase was primarily attributable to increased sales of refrigeration equipment to the bottlers and increased sales of ice cream freezer equipment. Sales were offset, in part, by a decline in domestic sales of cooking equipment to the Company's largest customer. Revenue attributable to sales of products for use outside the United States increased by 19.0% in fiscal 1997, as compared with fiscal 1996. The increase is attributable to increased sales of refrigeration equipment to the international bottlers and increased sales of ice cream freezer and cooking equipment to the Company's largest customer. Fiscal 1997 revenue from sales of products for use outside the United States constituted 30.3% of revenue compared with 26.1% in fiscal 1996. The Company's largest customer experienced significant growth over the last several years. Although the Company is no longer the sole supplier of two-sided cooking grills to this customer, it has continued to receive a dominant share of that business. There is no assurance that the Company will maintain such dominant share.

     Gross Margin. Gross margin for fiscal 1997 decreased 1.3% to $122.1 million, compared with $123.7 million in fiscal 1996. As a percent of revenue, gross margin declined from 31.5% in fiscal 1996 to 30.4% in fiscal 1997. The decline in gross margin as a percent of of revenue was primarily due to a higher percentage of sales to the soft drink bottler market which carry lower gross margins, costs associated with the new Beverage-Air plant in South Carolina and increased price competition in the soft drink bottler market.

     Selling, General and Administrative Expenses (SG&A). SG&A expenses for fiscal 1997 decreased 3.2% to $60.1 million compared with $62.1 million in fiscal 1996. As a percent of revenue, SG&A declined from 15.8% to 15.0% of revenue, respectively, in fiscal 1997 as compared to fiscal 1996. The decrease in fiscal 1997 SG&A expenses was primarily due to favorable casualty insurance experience during fiscal 1997, lower product warranty expense and a continuation of cost reduction efforts initiated in fiscal 1995 and 1996.

     Amortization. Amortization for fiscal 1997 decreased 92.6% to $1.7, compared with $22.3 million in fiscal 1996. The decline was due to the completion of the amortization period of the "Excess Reorganization Value" on March 31, 1995. The Excess Reorganization Value was amortized over three years beginning April 1992.

     Interest Expense. Interest expense for fiscal 1997 decreased 10.9% to $18.7 million from $21.0 million in fiscal 1996. The decrease is principally due to a decrease in total borrowings.

     Income Taxes. Income tax expense for fiscal 1997 decreased 16.6% to $7.9 million from $9.5 million in fiscal 1996. The decrease in tax expense is largely attributable to the recognition of tax benefits relatead to deferred tax assets of $7.2 million of which $5.1 million was due to a reduction in the valuation allowance for deferred tax assets. This effect was offset partially by increased earnings before taxes and amortization of approximately $3.0 million, which increased income tax expense by approximately $1.2 million.

FISCAL YEAR ENDED JANUARY 31, 1996 COMPARED TO FISCAL YEAR ENDED JANUARY 31,
1995.

     Revenue. Revenue for fiscal 1996 increased 5.6% to $392.5 million compared with $371.7 million for the prior fiscal year. The revenue increase was primarily attributable to increased sales of ice cream freezer equipment and increased sales of cooking equipment. Sales were offset, in part, by a decline in sales of refrigeration equipment to the domestic bottlers. Revenue attributable to sales of products for use outside the United States increased by 21.1% in fiscal 1996, as compared with fiscal 1995. The increase is attributable to increased sales of refrigeration equipment to the international bottlers and increased sales of ice cream freezer and cooking equipment to the Company's largest customer. Fiscal 1996 revenue from sales of products for use outside the United Sates constituted 26.1% of revenue compared with 22.7% in fiscal 1995.

     Gross Margin. Gross margin for fiscal 1996 increased 3.7% to $123.7 million, compared with $119.3 million in fiscal 1995. As a percent of revenue, gross margin declined from 32.1% in fiscal 1995 to 31.5% in fiscal 1996. The decline in gross margin percentage was largely due to higher direct material costs, primarily stainless steel.

     Selling, General and Administrative Expenses (SG&A).   SG&A expenses for
fiscal 1996 decreased 1.1% to $62.1 million compared with $62.8 million in fiscal 1995. As a percent of revenue, SG&A declined from 16.9% to 15.8% of revenue, respectively, in fiscal 1996 as compared to fiscal 1995. The decrease in fiscal 1996 SG&A expenses was primarily due to favorable casualty insurance experience during fiscal 1996 and a continuation of cost reduction efforts initiated in fiscal 1995 and 1996. In addition, the Company received a net cash settlement of $2.1 million in December 1995 for a trade receivable from a Russian customer written-off during 1995. The settlement resulted from a fiscal 1991 sale of $5.1 million and is net of sales commissions and collection fees. The settlement was largely offset on the income statement by an increase in the provision for bad debt allowance for a foreign note receivable of $1.6 million and an increase in the general allowance for foreign accounts receivable of $0.2 million.

     Amortization. Amortization for fiscal 1996 decreased 70.3% to $22.3, compared with $75.0 million in fiscal 1995. The decline was due to the completion of the amortization period of the "Excess Reorganization Value" on March 31, 1995. This amortization amounted to approximately $62 million annually. The Excess Reorganization Value was amortized over three years beginning April 1992.

     Interest Expense. Interest expense for fiscal 1996 decreased 8.6% to $21.0 million from $23.0 million in fiscal 1995. The decrease is principally due to a decrease in total borrowings.

     Income Taxes. Income tax expense for fiscal 1996 decreased 25.5% to $9.5 million from $12.7 million in fiscal 1995. The decrease was attributable to the recognition of a $5.1 million deferred tax asset. The impact of this recognition was to reduce the effective tax rate from 37.7% to 23.3%, after consideration of non-deductible amortization expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Total cash flows provided by operations were $31.6 million, $40.8 million and $24.0 million in fiscal 1995, 1996 and 1997, respectively. These amounts primarily represent net earnings (loss) plus depreciation and amortization and the impact of cash flows from working capital requirements. Total cash flows from operations for fiscal 1997 reflected an increased use of working capital, primarily as a result of an increase in international receivables, which carry longer terms.

     Net cash used in investing activities amounted to $10.0 million, $7.7 million, and $7.7 million in fiscal 1995, 1996 and 1997, respectively. The Company's capital expenditures in fiscal 1997 of $9.2 million increased compared to the prior year as a result of the addition of the Beverage-Air manufacturing facility in Honea Path, South Carolina. The Company expects capital spending to be approximately $7.5 million in the next fiscal year. It is anticipated that the expenditures for tooling, machinery and equipment will be funded in part from short term investments of $3.1 million made by the Company from proceeds from Industrial Project Revenue Bond financing (discussed below).

     Net cash used in financing activities amounted to $20.3 million, $5.2
million and $37.9 million in fiscal 1995, 1996 and 1997, respectively.   In
fiscal 1996, the Company repaid in full its senior term loan of $15.0 million, repaid $7.0 million of its line of credit and acquired $5.0 million of its Notes. In fiscal 1997, the Company acquired $31.0 million of its Notes. The Company recorded an extraordinary loss of $1.8 million (net of taxes) for the premium paid on the early extinguishment of the Notes. In February 1995, the Company incurred $6.5 million in letter of credit obligations. The letter of credit supports an issue of $6.4 million of Industrial Project Revenue Bonds to enable the Company to finance the acquisition, installation, improvement and equipping of production facilities at its Beverage-Air division in Spartanburg, South Carolina. On December 1, 1996, the Company entered into a credit agreement with several banks and Bank of America, Illinois, as agent for the banks (the "BA Credit Agreement"). The BA Credit Agreement provides for a $60 million credit facility which includes an unsecured line of credit of $45 million and a $15 million facility for letters of credit. The BA Credit Agreement was used to refinance the Company's Bank Credit Agreement.

     As of January 31, 1997, the Company had no borrowings under the BA Credit Agreement for working capital purposes and $11.9 million for letters of credit. The amount available for additional borrowings under this facility was approximately $45.0 million at January 31, 1997. Interest rates under the Bank Credit Agreement equal the Bank Rate, as defined (5.50% at January 31, 1997) plus 0.40% for the revolving line of credit (at the Company's option the interest can be the lender's base rate (8.25% at January 31, 1997) for the revolving line of credit). The Company reported working capital of $42.1 million at January 31, 1997. The Company's average operating working capital (defined as average monthly gross accounts receivable and net inventory less accounts payable) as a percentage of sales declined from 26% during fiscal 1994 to 22% during fiscal 1997.

     In August 1996, the Company redeemed its $6.5 million Village of Rockton, Illinois Industrial Project Revenue Bonds. The redemption was made due to the Company increasing its planned capital expenditures to include a service and sales training center in Rockton, Illinois. The redemption was made to comply with the Internal Revenue Code ("IRC").

     The Company's earnings (loss) from operations were insufficient to cover fixed charges by $41.3 million in fiscal 1995. The Company's earnings from operations were sufficient to cover fixed charges by $18.4 million and $42.0 million for fiscal 1996 and fiscal 1997, respectively. The earnings insufficiency in fiscal 1995 was primarily due to the Company's amortization of intangible assets, principally Reorganization Value. This amortization did not impact the Company's cash flows and the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) exceeded its fixed charges by $35.8 million, $43.3 million and $48.3 million for fiscal 1995, 1996 and 1997, respectively.

     The Company had four financial covenants to meet at January 31, 1997 under the BA Credit Agreement dated December 1, 1993 -- a liquidity ratio covenant at January 31, 1997 of at least 1.25:1.00; a senior funded debt to cash flow ratio covenant as of January 31, 1997 of not greater than 2.00:1.00; a total funded debt to cash flow ratio for the twelve months ended January 31, 1997 of not greater than 3.50:1.00; and an interest coverage ratio of at least 2.00:1.00. The Company met each of these covenants as it reported a liquidity ratio of 18.22:1.00 at January 31, 1997; a senior funded debt to cash flow ratio of 0.09:1.00 as of January 31, 1997; a total funded debt to cash flow ratio for the twelve months ended January 31, 1997 of 2.28:1.00; and an interest coverage ratio for the twelve months ended January 31, 1997 of 3.41:1.00.

     Management believes that the sources of capital described above, together with internally generated funds, will be adequate to meet the Company's anticipated capital and cash requirements for the foreseeable future, including debt service and corporate income taxes. The Company experiences certain seasonal fluctuations in its working capital requirements. See "Item I - Seasonality."

IMPACT OF INFLATION

     While management does not believe that inflation has had a material impact on the Company's operations during fiscal 1997, the Company has experienced increased material costs, especially with respect to stainless steel. Management believes that the Company may face increasing costs in the upcoming fiscal year as a result of inflation which the Company may not fully be able to offset with increased productivity or pass on to its customers due to competitive factors within the industry.

ACCOUNTING STANDARDS

     The 1992 Reorganization became effective on March 31, 1992. From an accounting and legal standpoint, this event resulted in the presentation of financial information for a new legal entity (the post-Reorganization Company). In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company adopted "Fresh Start Accounting." Accordingly, all assets and liabilities were restated to reflect their reorganization value at the date of the 1992 Reorganization.
Accordingly, the Company's Consolidated Balance Sheets at and after March 31, 1992 and its Consolidated Financial Statements for periods after March 31, 1992 are not comparable to the Consolidated Financial Statements for prior periods.

     As of March 31, 1992, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Pensions."

     Effective February 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." No cumulative effect adjustment was required as management believes that the difference in deferred income taxes under SFAS No. 109 was not material.

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995 and is effective for the Company's fiscal year 1997. Management has reviewed the Statement and determined that its provisions do not have a material adverse effect upon the financial condition or results of operations of the Company.

     SFAS No. 123, "Accounting for Stock-Based Compensation," a fair value based method, is effective for transactions entered into in fiscal years that begin after December 15, 1995. Management has reviewed the Statement and plans to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," an intrinsic value based method, for plans currently adopted, and has determined the pro forma disclosure provisions of SFAS No. 123, are not material.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995

     Except for historical information contained herein, this Annual Report on Form 10-K, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated and discussed herein. These factors include: general economic conditions and their impact on the growth of the quick service restaurant and soft drink bottler industries, the Company's dependence on its major customer and key management personnel, the effects of competition, the significance of the Company's outstanding indebtedness and other factors detailed elsewhere from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following pages contain the Financial Statements and Supplementary Data as required by Item 8 of Part II of Form 10-K.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Specialty Equipment Companies,
Inc.:

We have audited the accompanying consolidated balance sheets of Specialty Equipment Companies, Inc. (the "Company") and its subsidiaries as of January 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended January 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Specialty Equipment Companies, Inc. and its subsidiaries as of January 31, 1996 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.




                                                           KPMG PEAT MARWICK LLP





Chicago, Illinois
March 17, 1997

                     SPECIALTY EQUIPMENT COMPANIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                           JANUARY 31,
                                                                     1996              1997
                                                                 -----------        ----------
                                   ASSETS
Current assets:
 Cash and cash equivalents                                        $  28,447         $  7,787
 Accounts receivable, net                                            44,969           53,486
 Inventories                                                         51,514           55,311
 Deferred tax assets, net                                             5,105           10,210
 Other current assets                                                 5,672            5,637
                                                                  ---------         --------
  Total current assets                                              135,707          132,431
Property, plant and equipment, net                                   29,451           34,217
Restricted cash equivalents                                           5,873            3,059
Intangibles, net                                                      7,667            5,861
Other assets                                                          1,537            1,348
                                                                  ---------         --------
  Total assets                                                    $ 180,235         $176,916
                                                                  =========        =========
        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Current installments of long-term debt                           $     174         $    141
 Accounts payable                                                    21,340           25,371
 Accrued liabilities                                                 67,167           59,852
 Accrued income taxes                                                 4,199            4,939
                                                                 ----------        ---------
  Total current liabilities                                          92,880           90,303

Long-term debt, excluding current installments                      193,041          155,440
Other non-current liabilities                                         1,935            2,404

Stockholders' equity (deficit):
 Common stock, $.01 par value, 25,000,000 shares authorized,
 17,314,560 and 17,985,918 shares issued and outstanding at
 January 31, 1996 and 1997, respectively                               173              180
 Additional paid-in capital                                         50,895           54,501
 Accumulated deficit                                              (157,921)        (125,583)
 Foreign currency translation adjustment                              (232)            (191)
 Other                                                                (536)            (138)
                                                                 ----------        ---------
  Total stockholders' deficit                                      (107,621)         (71,231)
                                                                 ----------        ---------
  Total liabilities and stockholders' equity (deficit)            $ 180,235         $176,916
                                                                 ==========        =========

 The accompanying notes are an integral part of these consolidated statements.

                     SPECIALTY EQUIPMENT COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                        YEARS ENDED JANUARY 31,
                                                                       1995                        1996                     1997
                                                                       ----                        ----                     ----
Net revenue                                                           $371,730                    $392,512                $401,230
Cost of sales                                                          252,457                     268,765                 279,120
                                                                      --------                    --------                --------
  Gross margin                                                         119,273                     123,747                 122,110
Selling, general and administrative expenses                            62,753                      62,085                  60,096
Amortization                                                            74,986                      22,285                   1,653
Other income, net                                                         (155)                         (2)                   (362)
                                                                      --------                    --------                --------
Earnings (loss) from operations before interest
expense and  income taxes                                              (18,311)                     39,379                  60,723
Interest expense, net                                                   22,997                      21,010                  18,714
                                                                      --------                      ------                  ------
Earnings (loss) from operations before income taxes                    (41,308)                     18,369                  42,009
Income taxes                                                            12,688                       9,458                   7,887
                                                                      --------                      ------                  ------

Earnings (loss) before extraordinary item                              (53,996)                      8,911                  34,122
Extraordinary item                                                          -                         (218)                 (1,784)
                                                                      --------                    --------                --------
Net earnings (loss)                                                   $(53,996)                   $  8,693                $ 32,338
                                                                      ========                    ========                ========
Net earnings (loss) per common and dilutive common
 equivalent share before extraordinary item                           $  (3.29)                   $   0.42                $   1.59
Extraordinary item                                                          -                         (.01)                   (.08)
                                                                      --------                    --------                --------
Net earnings (loss) per common and dilutive common
 equivalent share                                                     $  (3.29)                   $   0.41                $   1.51
                                                                      ========                    ========                ========
Average number of common and dilutive common
equivalent shares outstanding                                           16,431                      21,263                  21,415

 The accompanying notes are an integral part of these consolidated statements.

                      SPECIALTY EQUIPMENT COMPANIES, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)




                                                                                      FOREIGN
                                                   ADDITIONAL                         CURRENCY
                                        COMMON      PAID-IN     ACCUMULATED          TRANSLATION
                                        STOCK       CAPITAL       DEFICIT            ADJUSTMENTS       OTHER       TOTAL
                                        -----     -----------   -----------          -------------     -----       -----
Balance at January 31, 1994             $164        $45,942      $(112,618)             $(167)         $(562)    $(67,241)
Net loss                                   -              -        (53,996)                 -              -      (53,996)
Exercise of stock options                  -             20              -                  -              -           20
Amortization of unearned
  compensation                             -              -              -                  -             72           72
Minimum pension liability
  adjustment                               -              -              -                  -            458          458
Foreign currency
  translation adjustment                   -              -              -               (108)             -         (108)
                                      ------      ---------      ----------           -------        -------     ---------
Balance at January 31, 1995              164         45,962       (166,614)              (275)           (32)    (120,795)
Net earnings                               -              -          8,693                  -              -        8,693
Exercise of stock options                  9            860              -                  -              -          869
Tax benefit of stock options               -          4,073              -                  -              -        4,073
Minimum pension liability
  adjustment                               -              -              -                  -           (504)        (504)
Foreign currency
  translation adjustment                   -              -              -                 43              -           43
                                      ------      ---------      ----------           -------        -------     ---------
Balance at January 31, 1996              173         50,895        (157,921)             (232)          (536)     (107,621)
Net earnings                               -              -          32,338                 -              -        32,338
Exercise of stock options                  7            789              -                  -              -           796
Tax benefit of stock options               -          3,354              -                  -              -         3,354
Cancellation of stock
options                                    -         (1,052)             -                  -              -        (1,052)
Utilization of net
operating loss
carryforward                               -            515              -                  -              -           515
Minimum pension liability
  adjustment                               -              -              -                  -            398           398
Foreign currency
  translation
adjustment                                 -              -              -                 41              -            41
                                      ------      ---------      ----------           -------        -------     ---------
Balance at January 31, 1997             $180        $54,501       $(125,583)            $(191)       $  (138)    $ (71,231)
                                      ======      =========      ==========           =======        =======    ==========


The accompanying notes are an integral part of these consolidated statements.

                      SPECIALTY EQUIPMENT COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                      YEARS ENDED JANUARY 31,
                                                                               1995             1996            1997
                                                                               ----             ----            ----
Cash flows from operating activities:
Net earnings (loss)                                                         $(53,996)         $ 8,693       $  32,338
Items not affecting cash:
  Depreciation                                                                 3,954            4,309           4,616
  Amortization                                                                74,986           22,414           2,303
  Deferred taxes                                                                   -           (5,105)         (5,105)
  Utilization of net operating loss carryforward                               1,090            1,742           1,092
  Gain from asset sales                                                          (63)              (2)            (32)
Changes in current assets and liabilities (excluding
  effects of business acquired):
  Accounts receivable                                                          1,007             (381)         (8,027)
  Inventories                                                                 (4,403)           2,260          (3,341)
  Other current assets                                                        (1,744)          (2,249)             41
  Accounts payable and other current
    liabilities, excluding current installments
    of long-term debt                                                         10,737            9,118              89
                                                                            --------          -------       ---------
  Net cash flows provided by operating activities                             31,568           40,799          23,974
Cash flows from investing activities:
  Additions to property, plant and equipment                                  (6,693)          (5,666)         (9,185)
  Disposal of property, plant and equipment                                      328              198              38
  Cash equivalents restricted for capital additions                           (3,663)          (2,210)          2,814
  Net assets of business acquired                                                  -                -          (1,321)
                                                                            --------          -------       ---------
    Net cash used in investing activities                                    (10,028)          (7,678)         (7,654)
                                                                            --------          -------       ---------
Cash flows from financing activities:
  Net increase (decrease) in revolving credit facilities                     (11,654)          (6,967)             -
  Proceeds from long-term debt                                                 6,500            6,400              -
  Repayments of long-term debt                                               (15,083)          (5,397)        (37,601)
  Financing costs                                                               (129)            (111)             -
  Proceeds from exercise of stock options                                         20              869             796
  Cancellation of stock options                                                    -                -          (1,052)
                                                                            --------          -------       ---------
    Net cash used in financing activities                                    (20,346)          (5,206)        (37,857)
                                                                            --------          -------       ---------
Other, net                                                                      (753)          (2,712)            877
                                                                            --------          -------       ---------
Net increase (decrease) in  cash                                                 441           25,203         (20,660)
Cash:
  Beginning of period                                                          2,803            3,244          28,447
                                                                            --------          -------       ---------
  End of period                                                             $  3,244          $28,447       $   7,787
                                                                            ========          =======       =========



The accompanying notes are an integral part of these consolidated statements.

                     SPECIALTY EQUIPMENT COMPANIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JANUARY 31, 1995, 1996, AND 1997

1.  ORGANIZATION OF BUSINESS

     Specialty Equipment Companies, Inc. (the "Company") is a domestic manufacturer of a diversified line of highly engineered commercial and institutional foodservice equipment that is used by a variety of quick service restaurant chains, convenience store chains, specialty chains, soft drink bottlers and institutional foodservice operators.

     The Company was incorporated on November 28, 1984 in the State of Delaware. All of the significant U. S. operations are divisions of the Company. FM Manufacturing, Inc. (formerly known as Market Forge Co.) is a wholly-owned subsidiary, but has not had any operations since October 1993. World Dryer Co., Limited is a division of Bloomfield Industries Canada Limited, which is a wholly-owned subsidiary of the Company. Taylor Freezer International, S.r.l., Taylor Freezer (Cyprus) Ltd. and Taylor-Chicago Corp. are wholly-owned subsidiaries of the Company. Included in revenue for fiscal 1995, 1996 and 1997 are $84.5, $102.3 and $121.7 million, respectively, of export sales, principally to Europe, Asia and Latin America. Sales to one customer approximated 18%, 22% and 20%, respectively, of revenue in fiscal years 1995, 1996 and 1997.

2.  THE 1992 RECAPITALIZATION AND RESTRUCTURING

     On December 24, 1991, the Company filed its petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Illinois, Western Division. On March 17, 1992, the confirmation order with respect to the Company's plan of reorganization ("POR") was entered by the court. The Company emerged from Chapter 11 and the POR became effective on March 31, 1992.

     On the effective date of the POR and in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company adopted "Fresh Start Accounting." Accordingly, all assets and liabilities were restated to reflect their reorganization value at the date of reorganization.

     The Company estimated its reorganization value for "Fresh Start Accounting" purposes ("Fresh Start Value") at $284 million before consideration of general post-petition liabilities. In determining its estimate of Fresh
Start Value, two financial advisors assisted the Company.   Subsequent to March
31, 1992 the Company's estimates of the fair value of certain contingent liabilities and assets as of March 30, 1992 were more definitively determined, resulting in adjustments to the "Fresh Start Accounting" allocation of aggregate value of approximately $5.9 million. These adjustments related primarily to the relocation and impairment in value of the Bloomfield division and various professional fees contingent upon the successful reorganization and emergence from bankruptcy of the Company.

     Following the 1992 Reorganization, the Company recorded Reorganization Value in Excess of Amounts Allocable to Identifiable Assets ("Reorganization Value") of $187.3 million. The Company amortized Reorganization Value during the three year period ending March 31, 1995, which significantly affected net loss and stockholders' equity. Such amortization, however, did not affect the Company's cash flow.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  Fresh Start Accounting

     The Company has implemented, as of March 31, 1992, the recommended accounting for entities emerging from Chapter 11 reorganization set forth in SOP 90-7.

     b.  Principles of Consolidation and Report Preparation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. Certain reclassifications have been made to the prior years' financial statements to conform with the current year presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported results of operations, financial position and various disclosures. Actual results could differ from those estimates.

     c.   Cash and Cash Equivalents

     The Company considers all short-term deposits with a maturity of three months or less to be cash equivalents.

     d.  Inventories

     The Company values domestic inventories at the lower of last-in, first-out
(LIFO) cost or market.

     e.  Property, Plant and Equipment

     Property, plant and equipment are stated at cost and are depreciated over the estimated useful lives of the respective assets using the straight-line method for financial statement purposes and using the modified accelerated cost recovery system for income tax purposes. Depreciable lives are principally 40 years for buildings and building improvements and 10 to 14 years for machinery and equipment. Repair and maintenance costs are expensed as incurred.

     f.  Restricted Cash Equivalents

     Restricted cash equivalents represent amounts designated for capital additions which were received from the placement of Industrial Project Revenue Bonds in excess of amounts expended on the projects through January 31, 1997. The amounts are invested in tax exempt, cash equivalent instruments.

     g.  Intangible Assets

     Intangible assets relate to the businesses acquired, proprietary trademarks and patents, goodwill and covenant not compete. The intangible assets are being amortized over an average useful life of three to 15 years using the straight- line method.

     h.  Warranty Reserves

     Warranty reserves are accrued at the time of sale based on historical experience and current product mix. Product warranties generally provide one year coverage on parts and 90 days on labor, with certain exceptions.

                     SPECIALTY EQUIPMENT COMPAINES, INC.

     i.  Income Taxes

     The asset and liability method is used in accounting for income taxes. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

     j.  Foreign Currency Translation

     The accounts of Bloomfield Industries Canada Limited are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52. Assets and liabilities are translated at the year-end exchange rate. Revenue and expenses are translated using a weighted average rate for the year. The adjustment resulting from translation is reflected as an adjustment to equity in the accompanying consolidated financial statements. Gains and losses from foreign currency transactions are included in results of operations currently.

     k.  Statements of Cash Flows

     Cash paid for interest and income taxes is as follows: ($ in thousands)

                                        YEARS ENDED JANUARY 31,
                                 1995          1996            1997
                                 ----          ----            ----
Interest, net                  $23,238        $21,121        $19,329
Income taxes                    14,543         10,826          6,580

     l.  Pensions and Postretirement Benefits

     In connection with the adoption of "Fresh Start Accounting," the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions," which requires that the cost of these benefits be recognized in the financial statements over an employee's term of service with the Company. The Company elected to recognize the entire liability concurrent with the adoption of "Fresh Start Accounting" on March 31, 1992.

     The Company offers pension plans which cover substantially all employees and a postretirement medical benefit plan to retirees at one of its divisions. The Company has recognized the liabilities for these plans pursuant to an actuarial valuation of the benefits and costs of these programs using costs, asset return and inflation factors deemed appropriate and reasonable. The discount rate used to determine the liabilities recognized was 7.25% in 1996 and 7.75% in 1997. The benefits for the postretirement medical benefit plan are paid on a current basis and are not prefunded.

     m.  Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these financial instruments. The fair value, based on market prices, of the Senior Subordinated Notes (as defined in Note 9) is $165.4 million (face value $149.0 million). The Bank Credit Agreement (as defined in
Note 9) is at variable interest rates tied to market rates and accordingly, the Company considers the fair value to be the same as its carrying value.

                     SPECIALTY EQUIPMENT COMPANIES, INC.

     n.  Earnings (Loss) Per Share of Common Stock

     Earnings (loss) per share of common stock is computed on the basis of the weighted average number of common stock and dilutive common stock equivalents outstanding during the period. For fiscal 1995 the shares that would be issued if any currently exercisable warrants or options were exercised are not included in common shares outstanding as the effect would be antidilutive.

     o. Stock Option Plans

     Prior to February 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On February 1, 1996 the Company adopted SFAS No. 123, Accounting for Stock Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisons of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25.

     p.  Research and Development Expenses

     Research and development costs are charged to expense when incurred.
Total research and development costs charged to expense were $4.2 million, $4.1 million and $4.8 million in fiscal 1995, 1996 and 1997, respectively.

     q.  Revenue Recognition

     The Company recognizes revenue from product sales upon shipment to the customer.

     r.  Advertising Costs

     Advertising costs are charged to expense when incurred. Total advertising costs charged to expense were $5.2 million, $5.0 million and $7.6 million in fiscal 1995, 1996 and 1997, respectively.

4.  ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                   JANUARY 31,
                                              1996             1997
                                              ----             ----
                                               ($ in thousands)
Accounts receivable                          $50,498         $58,145
Less:  allowance for doubtful accounts         5,529           4,659
                                             -------         -------
   Total                                     $44,969         $53,486
                                             =======         =======


     Substantially all of the Company's receivables represent sales made directly, or indirectly through distributors, to the foodservice and beverage industry.

                     SPECIALTY EQUIPMENT COMPANIES, INC.

5.  INVENTORIES

     Inventories consist of the following:

                                                          JANUARY 31,
                                                 1996                    1997
                                                 ----                    ----
                                                       ($ in thousands)
Raw material                                    $26,052                $27,082
Work in process                                   6,976                  8,005
Finished goods                                   18,486                 20,224
                                                -------                -------
  Subtotal                                       51,514                 55,311
Less: excess of
  FIFO cost over LIFO cost                            -                      -
                                                -------                -------
  Total                                         $51,514                $55,311
                                                =======                =======


LIFO has a de minimis effect in fiscal 1996 and 1997.

6.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                          JANUARY 31,
                                                  1996                   1997
                                                  ----                   ----
                                                      ($ in thousands)
Land                                            $   897                $   897
Buildings and building
  improvements                                   16,187                 17,004
Machinery and equipment                          22,758                 26,289
Construction in progress                          4,091                  8,999
Fixed assets under capital leases                   705                    705
                                                -------                -------
  Total                                          44,638                 53,894
Less: accumulated
  depreciation and amortization                  15,187                 19,677
                                                -------                -------
   Net property, plant and equipment            $29,451                $34,217
                                                =======                =======


7.  INTANGIBLES

                                                           JANUARY 31,
                                                  1996                   1997
                                                  ----                   ----
Intangibles consist of the following:
 Patents                                        $ 1,568                $   991
 Other intangibles                               48,206                 49,571
 Deferred pension costs                           1,904                  1,603
                                                -------                -------
  Total                                          51,678                 52,165
 Less:  accumulated amortization                 44,011                 46,304
                                                -------                -------
  Net intangibles                               $ 7,667                $ 5,861
                                                =======                =======

                     SPECIALTY EQUIPMENT COMPAINES, INC.

8.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                 JANUARY 31,
                                                             1996          1997
                                                             ----          ----
                                                             ($ in thousands)
Accrued insurance premiums and self-insurance reserves     $15,065     $13,150
Accrued payroll and other compensation                      14,690      12,123
Accrued warranty reserves                                    7,699       7,052
Accrued discontinued product lines                           5,337       4,997
Accrued retiree medical expense                              4,755       5,854
Accrued interest                                             3,526       2,911
Other                                                       16,095      13,765
                                                           -------     -------
  Total                                                    $67,167     $59,852
                                                           =======     =======

9. LONG-TERM DEBT

     Long-term debt consists of the following:


                                                                 JANUARY 31,
                                                             1996          1997
                                                             ----          ----
                                                               ($ in thousands)
Revolving line of credit (a)                             $       -      $       -
11-3/8% senior subordinated notes due 2003 (b)              180,000       149,040
Industrial project revenue bonds due 2008 (c)                12,900         6,400
Capitalized leases (d)                                          315           141
                                                         ----------     ---------
                                                            193,215       155,581
Less: current installments                                      174           141
                                                         ----------     ---------
  Total long-term debt                                   $  193,041     $ 155,440
                                                         ==========     =========

(a) BA Credit Agreement

     The BA Credit Agreement provides for an unsecured $45.0 million revolving line of credit, as amended, and a $15.0 million letter of credit facility. As of January 31, 1997 the Company had no borrowings on its revolving line of credit. The BA Credit Agreement expires on November 30, 1998.



     Interest rates under the BA Credit Agreement equal the Bank Rate, as defined (5.50% at January 31, 1997) plus 0.40% for the revolving line of credit (at the Company's option the interest can be the lender's base rate (8.25% at January 31, 1997) for the revolving line of credit.)

                      SPECIALTY EQUIPMENT COMPANIES,INC.

(b)  Senior Subordinated Notes

     In December 1993 the Company issued $185.0 million, 11-3/8% Senior Subordinated Notes. Interest is payable semiannually on June 1 and December 1. The principal is due in 2003. The Notes are unsecured and are subordinate to the Bank Credit Agreement. The Notes contain various financial and operational covenants and early redemption provisions and prohibit the payment of dividends. In July 1995, the Company acquired $5 million of the Notes on the open market. In August 1996, the Company acquired $31 million of the Notes on the open market. The loss on the early extinguishment of the debt, including deferred financing costs associated with its issuance, is reflected in the statements of operations as an extraordinary item.

(c)  Industrial Project Revenue Bonds

     In September 1994 the Company issued $6.5 million of variable interest rate Industrial Project Revenue Bonds due 2008 ("2008 IRBs"). In August 1996
the Company  redeemed the 2008 IRBs.   In February 1995 the Company issued $6.4
million of variable interest rate Industrial Project Revenue Bonds ("2009 IRBs"). Interest is payable monthly and the principal is due in 2009. The 2009 IRBs are secured by an irrevocable letter of credit for $6.5 million. Proceeds from the issuance not currently necessary for the capital improvement
project are invested in tax exempt, cash equivalent instruments.   The invested
balance at January 31, 1997 was $3.1 million and is classified as a long-term asset on the Company's balance sheet.

(d) Leased property and leasehold interests

     Leased property and leasehold interests under capital leases are noncancelable leases as of January 31, 1997 are as follows: ($ in thousands)


              FISCAL YEAR ENDING                CAPITAL  OPERATING
                  JANUARY 31                    LEASES    LEASES
              ------------------                -------  ---------
                     1998                       $   147   $  1,927
                     1999                             -      1,430
                     2000                             -      1,083
                     2001                             -        667
                     2002                             -        460
                     Thereafter                       -        464
                                                -------   --------
                Total payments                      147   $  6,031
                                                          ========
                   Less: interest               $     6
                                                -------
                Total capital leases            $   141
                                                =======

           Rent expense under operating leases amounted to $1,905, $2,132 and $2,330 for the fiscal years ended January 31, 1995, 1996 and 1997, respectively.

                     SPECIALTY EQUIPMENT COMPAINES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUE)

10.  INCOME TAXES

     The components of income tax expense consist of the following:

                                  CURRENT       DEFERRED     TOTAL
                                  -------       --------     -----
                                           ($ in thousands)
Year ended January 31, 1995
  Federal                          $10,648       $     -    $10,648
  State                              1,888             -      1,888
  Foreign                              152             -        152
                                   -------       -------    -------
    Total                          $12,688       $     -    $12,688
                                   =======       =======    =======
Year ended January 31, 1996
 Federal                           $12,392       $(4,319)   $ 8,073
 State                               2,056          (786)     1,270
 Foreign                               115             -        115
                                   -------       -------    -------
    Total                          $14,563       $(5,105)   $ 9,458
                                   =======       =======    =======
Year ended January 31, 1997
 Federal                           $11,270       $(4,319)   $ 6,951
 State                               1,544          (786)       758
 Foreign                               178             -        178
                                   -------       -------    -------
    Total                          $12,992       $(5,105)   $ 7,887
                                   =======       =======    =======

     Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to pretax loss as a result of the following: ($ in thousands)

                                                                             YEARS ENDED JANUARY 31,
                                                                          1995          1996      1997
                                                                          ----          ----      ----
Tax expense (benefit) computed at the Federal
   statutory  rate                                                      $(14,458)      $6,429   $14,703
Increase (reduction) in income taxes
 resulting from:
  Amortization of reorganization value in
   excess of amounts allocable to identifiable assets                     20,846        3,093         -

  Valuation of temporary differences                                       6,290            -    (8,460)
  State income taxes, net of Federal
    income tax benefit                                                     1,289        1,415     1,149
  Other, net                                                              (1,279)      (1,479)      495
                                                                      ----------   ----------  --------
  Provision for income taxes                                             $12,688       $9,458    $7,887
                                                                      ==========   ==========  ========

     The benefit in fiscal 1996 and 1997 of the utilization of $2.8 million (tax effected $1.1 million) of net operating loss ("NOL") carryforwards that existed prior to the POR reduced the reorganization value in excess of amounts allocable to identifiable assets through fiscal 1996 until such balances were exhausted and thereafter reduced other intangibles until exhausted and thereafter beginning in fiscal 1997 were recorded as a direct addition to additional paid-in capital.

                     SPECIALITY EQUIPMENT COMPANIES, INC.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities included in other current assets are as follows:


                                                                                           YEARS ENDED
Deferred taxes: ($ in thousands)                                                           JANUARY 31,
                                                                                          1996          1997
                                                                                     ------------------------
  Deferred tax assets:                                                                 $  2,145       $  1,805
  Allowance for doubtful accounts                                                        13,215         13,365
  Intangibles, due to differences in amortization
  Accrued liabilities, principally due to accruals for compensated absences, product liability reserves, warranties, pension, discontinued product lines,
    plant relocation and postretirement benefits other than pensions                     16,770         14,985
  Net operating loss carryforwards                                                        7,380          6,280
                                                                                       --------       --------
    Total gross deferred tax assets                                                      39,510         36,435
    Less valuation allowance                                                            (30,585)       (22,125)
                                                                                       --------       --------
  Net deferred tax assets                                                                 8,925         14,310
                                                                                       --------       --------
Deferred tax liabilities:
  Inventories, principally due to additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986 and tax basis difference resulting
    from the 1992 reorganization                                                         (1,995)        (2,525)
  Property, plant and equipment, principally due to differences in depreciation          (1,825)        (1,575)
                                                                                       --------       --------
  Total deferred tax liabilities                                                         (3,820)        (4,100)
                                                                                       --------       --------
Net deferred taxes                                                                     $  5,105       $ 10,210
                                                                                       ========       ========

     The valuation allowance for deferred tax assets as of February 1, 1994 was $21.3 million. The net change in the total valuation allowance for fiscal 1995 and 1997 was an increase of $9.3 million and a decrease of $8.5 million, respectively. There was no change in the valuation allowance in fiscal 1996. The Company believes that the valuation allowance is sufficient to reduce the net deferred tax asset to an amount that will more likely than not be realized. The Company will continue to review the need for this valuation allowance and make adjustments as deemed appropriate. The Company has approximately $16.1 million in NOL carryforwards. However, there are a number of issues that may arise which, if determined adversely, could limit the amount and/or use of available NOLs. These issues include the availability of certain deductions previously claimed by the Company and the applicability of certain provisions of the Internal Revenue Code of 1986, as amended, (the "IRC") generally limiting the availability of NOL carryforwards following certain changes in ownership. The NOL carryforwards are available through fiscal 2008. Earnings before income taxes include foreign income of $404,000, $297,000 and $493,000 in the years ended January 31, 1995, 1996 and 1997, respectively.

                     SPECIALITY EQUIPMENT COMPANIES, INC.

11.  PENSION AND BENEFIT PLANS

     Pension and Profit Sharing Plans

     The Company has non-contributory defined benefit plans in place covering substantially all employees. Annual contributions to the plans are equal to the minimum amount required to meet the funding standards of the Internal Revenue Code. These contributions are deductible for Federal income tax purposes. Benefits for these plans are based primarily on years of service or qualifying compensation, or both, of the participants. The plans' assets are invested in various pooled arrangements consisting of equities, fixed income, real estate, venture capital and short-term obligations.

     The following sets forth the plans' funded status and amounts recognized in the Company's consolidated financial statements as of January 31:

                                                       1996                                1997
                                             -------------------------  ------------------------------------------
                                                ASSETS     ACCUMULATED
                                                EXCEED      BENEFITS           ASSETS             ACCUMULATED
                                             ACCUMULATED     EXCEED      EXCEED ACCUMULATED     BENEFITS EXCEED
                                               BENEFITS      ASSETS           BENEFITS               ASSETS
                                             ------------  -----------  --------------------  --------------------
Actuarial present value of benefit
 obligations:                                                          ($ in thousands)
Accumulated benefit obligations including
  vested benefits of $27,202 in 1996 and
  $27,561 in 1997                                $     -      $27,679               $20,461               $ 7,617
Projected benefit obligation                           -       30,065                25,191                 7,617
Plan assets at fair value                              -       24,231                22,890                 7,078
                                                 -------      -------               -------               -------
Plan assets deficient of
  projected benefit obligation                         -       (5,834)               (2,301)                 (539)
Unrecognized net gain                                  -         (807)               (1,117)                 (354)
Unrecognized prior service cost                        -        1,396                   (67)                1,411
Unrecognized net obligation                            -          650                  (318)                  463
                                                 -------      -------               -------               -------
(Accrued) prepaid pension cost                         -       (4,595)               (3,803)                  981
Minimum liability                                      -       (2,019)                   -                 (1,520)
                                                 -------      -------               -------               -------
Total pension liability                          $     -      $(6,614)              $(3,803)              $  (539)
                                                 =======      =======               =======               =======


                                                  1995        1996                   1997
                                                  ----        ----                   ----
Net pension cost includes the following
  components:
  Service cost                                   $ 1,436      $ 1,544               $ 1,747
  Interest cost on projected benefit
    obligation                                     1,682        2,052                 2,218
Actual return on plan assets                         313       (4,990)               (3,572)
Net amortization                                  (2,367)       2,801                 1,215
                                                 -------      -------               -------
Net periodic pension cost                        $ 1,064      $ 1,407               $ 1,608
                                                 =======      =======               =======

     The assumed discount rate in determining the actuarial present value of the projected benefit obligation is 8.5% in fiscal 1995, 7.25% in fiscal 1996 and 7.75% in fiscal 1997 for all plans. For plans in which benefits are based on qualifying compensation the assumed rate of increase is 5.0% per annum in fiscal 1995, 3.5% in fiscal 1996 and 3.5% in fiscal 1997. The expected return on net assets is 10% per annum for fiscal 1995, 1996 and 1997 for all plans.

                     SPECIALITY EQUIPMENT COMPANIES, INC.

     SFAS No. 87 require the Company to record a minimum pension liability relating to certain unfunded pension obligations, establish an intangible asset relating thereto and reduce stockholders' equity. As a result, a minimum pension liability was reduced to $1,520,000, a related intangible asset was increased to $1,382,000, and deferred pension costs in stockholders' equity were reduced to $138,000 at January 31, 1997. The decrease in the minimum pension liability at January 31, 1997 resulted mainly from an increase in the discount rate and by favorable investment experience during fiscal 1997.

     The Company maintains an unfunded supplemental retirement plan for certain participants in its pension plans to provide benefits in excess of amounts permitted to be paid from such plans under the provisions of the IRC. At January 31, 1996 and 1997 the Company had accrued as a liability $1,261,000 and $1,554,000, respectively, for this plan. In addition, the Company recorded a minimum liability of $221,000 and a related intangible asset for $221,000 at January 31, 1997.

     In addition to the Company plans, the Company contributed $20,000, $22,000 and $21,000 to a multi- employer union pension plan for fiscal years 1995, 1996 and 1997, respectively.

     Postretirement Benefits other than Pensions

     The Company offers a postretirement medical benefit plan to retirees at one of its divisions. The Company continues to fund these benefit costs on a pay-as-you-go basis, with the retiree paying a portion of the cost. Effective July 1, 1994, contributions by employees retiring on or after January 1, 1992 were set at 20% of the obligation. This represents a change from a scale of contribution percentages that ultimately increased to 100%. As a result, a prior service cost component increased the APBO (as defined below) by $3.0 million. This amount is amortized into expense over the expected average future service of the plan participants. The total liability as of January 31, 1996 and 1997 is included in accrued liabilities and is as follows:


                                                                                     JANUARY 31,
ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION ("APBO"):                          1996             1997
                                                                                 ----             ----
                                                                                ($ in thousands)
Retirees                                                                      $ 1,968          $ 2,104
Fully eligible active employees                                                   840              463
Other active employees                                                          5,298            5,786
                                                                              -------          -------
                                                                                8,106            8,353
 Unrecognized net loss                                                           (639)             (32)
 Unrecognized prior service cost                                               (2,712)          (2,467)
                                                                              -------          -------
 Amount recognized in balance sheet                                           $ 4,755          $ 5,854
                                                                              =======          =======

Net periodic postretirement benefit cost included the following
components: ($ in thousands)                                                    YEARS ENDED JANUARY 31,
                                                                                 1996             1997
                                                                                 ----             ----
 Service costs of benefits earned                                             $   328          $   463
 Interest cost on accumulated postretirement benefit obligation                   486              581
 Net amortization                                                                 212              246
                                                                              -------          -------
 Net periodic postretirement benefit expense                                  $ 1,026          $ 1,290
                                                                              =======          =======

                     SPECIALITY EQUIPMENT COMPANIES, INC.

     For measuring the postretirement benefit obligation, a 11.0% annual increase in health care cost trends was assumed for the following fiscal year declining to 5.50% in future years. The discount rate used was 7.25% in fiscal 1996 and 7.75% in fiscal 1997. If the health care cost assumptions were increased by 1%, the APBO as of January 31, 1997 would be increased by 18%.
The effect of this change on the sum of the service cost and interest cost components on net periodic postretirement benefit costs for 1997 would be an increase of 21%.

12.  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is involved in litigation and claims incidental to its business. The ultimate outcome of these matters cannot presently be determined
because of the uncertainties inherent in litigation.   However, such claims are
being vigorously contested and management does not believe that it is probable that the ultimate outcome of the loss contingencies relating to such litigation and claims will have, individually or in the aggregate, a material adverse impact upon the financial condition or future results of operations of the Company.

     The following is a summary of the more significant litigation and claims:

Litigation

     The Company is a defendant along with other defendants in an action filed on July 20, 1995 entitled "Thermodyne Food Service Products, Inc. and AFTEC, Inc. v. McDonald's Corporation, et al." in the United States District Court, Northern District of Illinois, Eastern Division. Plaintiffs allege that the Company and other defendants misappropriated trade secrets in connection with the Company's development of an oven for McDonald's and OSI. As a result of a ruling on a motion to dismiss, the only claim remaining against the Company is the trade secret claim. The defendants' motion for summary judgment on the trade secret claim was denied and the case is subject to go to trial at any time. Although the complaint does not specify a dollar amount for claimed damages, plaintiffs have filed documents with the court seeking up to $90 million in damages. The Company believes it has strong defenses to this claim and intends to contest it vigorously. In addition, the Company believes that, were it found liable, it would be entitled to seek contribution from the co-defendants with respect to any such liability. The Company has not established a reserve in its financial statements relating to this case.

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

                     SPECIALITY EQUIPMENT COMPANIES, INC.

     The Company was a defendant, along with a number of its current and former officers and directors, its former lender, General Electric Capital Corporation ("GECC"), and the underwriters with respect to the Company's 1988 offering of debentures, in a securities class action filed by Melvin C. Nielsen (the "Nielsen Case") alleging that the Company's prospectus and registration statement with respect to such debentures contained material misrepresentations and omissions, and seeking rescission of the sale of all $150 million of debentures, and other compensatory and exemplary damages, and costs and expenses. The claim was discharged against the Company pursuant to the Company's plan of reorganization ("POR") and the Company was subsequently dismissed from this case. In February of 1993, the Court dismissed plaintiff's claims under Rule 10b-5 and common law fraud. In October of 1996, the Court certified a class under Section 11 of the Securities Act and then entered summary judgment in favor of all defendants as to all pending claims. The period for appealing this judgment expired on February 22, 1997 and no appeals were filed.

Environmental

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

     The Company has also received notice of potential environmental actions from (i) the South Carolina Department of Health and Environmental Control ("SCDHEC") and the EPA with respect to drums of hazardous waste materials disposed of in South Carolina, (ii) the SCDHEC with respect to the clean up of the Unisphere Hazardous Waste Site in Spartanburg County, South Carolina, and
(iii) the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection ("NDEP"), which issued a finding of alleged violation and order relating to alleged soil and ground water contamination. With respect to the SCDHEC matter discussed in (i) above, management is unable to determine the existence or amount of its potential liabilities because no formal proceedings have been commenced and no notifications have been received regarding this matter since December, 1992. The Company has reason to believe that this site will be the subject of no further action by the EPA. With respect to the SCDHEC matter discussed in (ii) above, management is unable to determine the existence or amount of its potential liability, if any, because the use of the site by Beverage-Air occurred prior to the purchase of the Beverage-Air assets by the Company from Gerlach Industries in November, 1986. With respect to the NDEP matter discussed in (iii) above, the Company has spent approximately $313,000 to conduct tests and to implement a remediation program, but given the pendency of the Company's appeal and its uncertain outcome, management cannot estimate what, if any, additional expenditures might be required.

                     SPECIALITY EQUIPMENT COMPANIES, INC.

Letters of Credit

As of January 31, 1997, the Company had letters of credit outstanding totaling $11.9 million, which guarantee various business activities, including $6.5 million of letters of credit which guarantee the Industrial Project Revenue Bonds.

13.  STOCK OPTION PLAN AND STOCK WARRANT

     On May 6, 1993, the stockholders approved long-term incentive plans for both non-employee directors and employees. Pursuant to the Non-Employee Directors Long-Term Incentive Plan (the "Director Plan") each non-employee director was granted an option to purchase 175,241 shares of common stock at a price of $1.00 per share (which was not less than management's determination of the fair market value of the underlying shares on the dates of grant). The aggregate shares under the Director Plan totaled 876,205 shares.

     The Executive Long-Term Incentive Plan, as amended, (the "Employee Plan") allows for the issue of a total of 4,004,814 shares of the Company's common stock. All of the options granted are at an exercise price which is not less than management's determination of the fair market value of the underlying shares at the respective dates of grant.

     The options under the Director Plan all vested and became exercisable on May 6, 1995, as on such date all of the conditions to vesting were satisfied. All options awarded pursuant to the Director Plan expire on May 6, 2000.


     The following sets forth information with respect to options issued and outstanding:

                                                                AVERAGE
                                                              OPTION PRICE           RANGE OF
                                                 SHARES         PER SHARE          OPTION PRICES
                                                 -------      ------------         -------------
Options outstanding at January 31, 1994
 (656,250 exercisable)                          4,162,269        $ 1.06             $1.00-5.25
Options granted                                   480,000          8.33             7.75-10.00
Options forfeited                                (50,000)         (1.00)                  1.00
Options exercised                                (20,000)         (1.00)                  1.00
                                                --------        -------             ----------
Options outstanding at January 31, 1995
 (666,250 exercisable)                         4,572,269           1.82             1.00-10.00
Options exercised                               (868,537)         (1.00)                  1.00
                                               ---------        -------             ----------
Options outstanding at January 31, 1996
 (3,223,732 exercisable)                       3,703,732           2.02             1.00-10.00
Options granted                                   50,000          12.00                  12.00
Options exercised                               (671,358)         (1.08)             1.00-5.25
Options cancelled                                (86,837)         (1.21)            1.00- 5.25
                                               ---------        -------             ----------
Options outstanding at January 31, 1997
 (2,945,537 exercisable)                       2,995,537         $ 2.42            $1.00-12.00
                                               =========         ======            ===========

     The options exercisable at January 31, 1997 have an average exercise price of $2.26 per share and range of exercise prices of $1.00 to $10.00 per share. The weighted average remaining contractual life of the options currently outstanding is 3.5 years.

     A non-employee director has an exercisable stock warrant to purchase 1,129,856 shares of Common Stock at approximately $2.01 per share expiring on July 31, 1999. The warrant was issued pursuant to the Company's 1992 POR and subsequently was acquired by the non-employee director.

     At January 31, 1997, there were 238,750 additional shares available for grant under the Employee Plan. The per share weighted-average fair value of stock options granted during fiscal 1997 was $3.53 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: Expected dividend yield 0%, risk-free interest rate of 6.38%, an expected life of 4.5 years and a volatility rate of 40.0%. Had compensation cost for the Company's stock option plans been determined consistent with the fair value method of SFAS No. 123, Accounting for Stock Based Compensation, the Company's fiscal 1996 and 1997 results of operations would not have been materially different from the amounts reported. No option awards were made in fiscal 1996.

14.  RESTRICTED STOCK PROGRAM

     In connection with the POR, 905,912 shares were granted to members of management. All of the shares of restricted stock have vested and all restrictions have been removed. Unearned compensation was charged to stockholders' equity at the date of the grant and became fully amortized during fiscal 1995.

15.  QUARTERLY RESULTS (UNAUDITED, $ IN THOUSANDS, EXCEPT  PER SHARE AMOUNTS)


     The quarterly data has not been audited by the Company's independent auditors.

                                                           FISCAL 1997
                                      -------------------------------------------------
                                         1ST          2ND          3RD          4TH
                                       QUARTER      QUARTER      QUARTER      QUARTER
                                      ---------     --------     --------     --------
Net revenue                           $105,305     $ 105,030    $ 102,775     $ 88,120
Gross margin                            32,644        32,606       30,824       26,036
Net earnings                             7,077         6,879        4,573       13,809
Net earnings per common share         $    .33     $     .32    $     .21     $    .64
Average common shares
 outstanding                          21,496.7      21,416.9     21,356.4      21,412.3

                                                    FISCAL 1996
                                      -------------------------------------------------
                                         1ST           2ND            3RD         4TH
                                       QUARTER       QUARTER       QUARTER     QUARTER
                                      ---------     --------       --------    --------
Net revenue                           $106,116     $ 104,831    $  97,847     $  83,718
Gross margin                            33,545        32,951       30,258        26,993
Net earnings (loss)                     (5,557)        2,919        3,237         8,094
Net earnings (loss) per common share
Average common shares                    ($.34)    $     .14    $     .15     $     .38
 outstanding                          16,459.2      21,335.1     21,311.0      21,258.8

     The Company's fiscal 1997 fourth quarter earnings includes year-end adjustments which increased net earnings by $9.7 million, largely attributable to the recognition of a $7.2 million benefit related to deferred tax assets. The Company's fiscal 1996 fourth quarter earnings include a reduction in income tax expense due to the recognition of a $5.1 million benefit related to deferred tax assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has no items to report under Item 9 of this report.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item 12 is incorporated by reference to the information set forth under the caption "Voting Securities and Principal Stockholders" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item 13 is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON REPORT 8-K


(a)(1)  Financial Statements

        The following Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

                                                                                                        Page No.
                                                                                                        --------
Independent Auditors' Report...........................................................................   23
Consolidated Balance Sheets as of January 31, 1996 and 1997............................................   24
Statements of Operations for the years ended January 31, 1995, 1996 and 1997...........................   25
Statements of Stockholders' Equity (Deficit) for the years ended January 31, 1995, 1996 and 1997.......   26
Statements of Cash Flows for the years ended January 31, 1995, 1996 and 1997...........................   27
Notes to Consolidated Financial Statements.............................................................   28

(a)(2)          Financial Statement Schedules

The following Financial Statement Schedules of the Registrant are included in Item 14 thereof:
 Independent Auditors' Report
 Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting and regulation               23
of the Securities and Exchange Commission are not required under the related instructions or              46
are inapplicable, and therefore have been omitted.

(a)(3)          Exhibits

Reference is made to the Exhibit Index set forth herein.

(b) No reports on Form 8-K were filed during the quarter ended January 31, 1997.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 27th day of March, 1997.

                                             SPECIALTY EQUIPMENT COMPANIES, INC.

                                             By: /s/  WILLIAM E. DOTTERWEICH
                                                 ------------------------------
                                                 William E. Dotterweich
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1997:

Signature                   Title
---------                   -----

DANIEL B. GREENWOOD*        Chairman of the Board and Director
--------------------
Daniel B. Greenwood

/s/ WILLIAM E. DOTTERWEICH  Chief Executive Officer and Director
--------------------------  (Principal Executive Officer)
William E. Dotterweich

/s/ DONALD K. MC KAY        Executive Vice President, Chief Financial Officer,
--------------------        Treasurer and Secretary (Principal Accounting and
Donald K. McKay             Financial Officer)


--------------------------  Director
Avram A. Glazer

KEVIN E. GLAZER*
----------------            Director
Kevin E. Glazer

MALCOLM I. GLAZER*
--------------------------  Director
Malcolm I. Glazer

CHARLES E. HUTCHINSON*
----------------------      Director
Charles E. Hutchinson

RICHARD A. KENT*
----------------            Director
Richard A. Kent

BARRY L. MacLEAN*
-----------------           Director
Barry L. MacLean

*By /s/ DONALD K. MC KAY
------------------------
  Donald K. McKay
 Attorney in Fact

                                                                  SCHEDULE II




                      SPECIALTY EQUIPMENT COMPANIES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED JANUARY 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)





                                                           BALANCE AT       CHARGED TO
                                                           BEGINNING OF     COSTS AND                        BALANCE AT
                                                              YEAR           EXPENSES        DEDUCTIONS      END OF YEAR
                                                          ------------    --------------     ----------     -----------
Year ended January 31, 1995
 Allowance for doubtful accounts                             $ 7,148         $ 1,173           $ 3,318        $ 5,003
                                                             =======         =======           =======        =======

 Inventory reserves                                          $ 1,315         $     -           $   433        $ 3,708
                                                             =======         =======           =======        =======

Valuation allowance for deferred tax assets                  $21,275         $21,275           $     -        $21,275
                                                             =======         =======           =======        =======
Year ended January 31, 1996
 Allowance for doubtful accounts                             $ 5,003         $ 1,694           $ 1,168        $ 5,529
                                                             =======         =======           =======        =======

 Inventory reserves                                          $ 3,708         $     -           $   507        $ 3,201
                                                             =======         =======           =======        =======

Valuation allowance for deferred tax assets                  $30,585         $     -           $     -        $30,585
                                                             =======         =======           =======        =======
Year ended January 31, 1997
 Allowance for doubtful accounts                             $ 5,529         $     3           $   873        $ 4,659
                                                             =======         =======           =======        =======

 Inventory reserves                                          $ 3,201         $     -           $   615        $ 2,586
                                                             =======         =======           =======        =======

 Valuation allowance for deferred tax assets                 $30,585         $     -           $ 8,460        $22,125
                                                             =======         =======           =======        =======

                                 EXHIBIT INDEX

                                                                                                               SEQUENTIALLY
 EXHIBIT NO. DESCRIPTION                                                                                       NUMBERED PAGE
   2.1+      Plan of Reorganization, dated February 5, 1992.

   2.2+      Order of the United States Bankruptcy Court for the Northern District of Illinois, Western
             Division, entered March 17, 1992, confirming the Company's Plan of Reorganization.

   3.1~      Amended and Restated Certificate of Incorporation of the Company.

   3.2~      Amended and Restated By-laws of the Company.

   4.1*      Indenture, dated as of December 1, 1993, by and between the Company and Harris Trust and Savings
             Bank, as Trustee, including form of Note.

   4.2[]     Credit Agreement entered into as of December 1, 1996, among Specialty Equipment Companies, Inc., the several financial institutions from time to time party to this Agreement and Bank of America
             Illinois, as agent for the Banks.

   4.3       First amendment to Credit Agreement, dated as of January 15, 1997, among Specialty Equipment
             Companies, Inc., the Banks and Bank of America Illinois, as agent for the Banks.                              50

   4.4       Second amendment to Credit Agreement, dated as of February 15, 1997, among Specialty Equipment
             Companies, Inc., the Banks and Bank of America Illinois, as agent for the Banks.                              52

  10.1+      Specialty Equipment Companies, Inc. Executive Long-Term Incentive Plan.

  10.2*      First Amendment to Executive Long-Term Incentive Plan.

  10.3-      Second Amendment to Specialty Equipment Companies, Inc. Executive Long-Term Incentive Plan,
             effective June 6, 1994.

  10.4+      Specialty Equipment Companies, Inc. Non-Employees Director Long-Term Incentive Plan.

  10.5+      Specialty Equipment Companies, Inc. Restricted Stock Plan.

  10.6()     Specialty Equipment Companies Retirement Income Plan amended and restated effective January 31,
             1987.

  10.7++     Fourth Amendment to Retirement Income Plan, executed January 15, 1994.

  10.8 Sec.  Specialty Equipment Companies, Inc. Supplemental Retirement Plan, executed November 25, 1991.

  10.9+      Employment Retention Agreement, dated December 19, 1991, by and between Specialty Equipment
             Companies, Inc. and Daniel B. Greenwood.

  10.10++    First Amendment to Employee Retention Agreement, dated December 19, 1993, by and between
             Specialty Equipment Companies, Inc. and Daniel B. Greenwood.

  10.11()    Second Amendment to Employee Retention Agreement, dated December 19, 1995, by and between
             Specialty Equipment Companies, Inc. and Daniel B. Greenwood.

  10.12+     Employment Retention Agreement, dated December 19, 1991, by and between Specialty Equipment
             Companies, Inc. and Donald K. McKay.

  10.13++    First Amendment to Employee Retention Agreement, dated December 19, 1993, by and between
             Specialty Equipment Companies, Inc. and Donald K. McKay.

  10.14()    Second Amendment to Employee Retention Agreement, dated December 19, 1995, by and between
             Specialty Equipment Companies, Inc. and Donald K. McKay.

  10.15+     Employment Retention Agreement, dated December 19, 1991, by and between Specialty Equipment
             Companies, Inc. and William W. Robertson.

  10.16++    First Amendment to Employee Retention Agreement, dated December 19, 1993, by and between
             Specialty Equipment Companies, Inc. and William W. Robertson.

  10.17()    Second Amendment to Employee Retention Agreement, dated December 19, 1995, by and between
             Specialty Equipment Companies, Inc. and William W. Robertson.

  10.18++    Employment and Termination Agreement, dated December 15, 1993, by and between Specialty Equipment
             Companies, Inc. and William E. Dotterweich.

  10.19(1)   Employment and Termination Agreement, dated February 1, 1995 by and between Specialty Equipment
             Companies, Inc. and William E. Dotterweich.

  10.20++    Employment Retention Agreement, dated December 19, 1991, by and between Specialty Equipment
             Companies, Inc. and Jeffrey P. Rhodenbaugh.

  10.21++    First Amendment to Employment Retention Agreement, dated December 19, 1993, by and between
             Specialty Equipment Companies, Inc. and Jeffrey P. Rhodenbaugh.

  10.22()    Second Amendment to Employment Retention Agreement, dated December 19, 1995, by and between
             Specialty Equipment Companies, Inc. and Jeffrey P. Rhodenbaugh.

  10.23+     Sublease, dated July 28, 1972, by and between Beverage-Air Company and Tannetics, Inc; Assignment of Sublease, dated March 30, 1973, by and between Buffington Company, as successor to Beverage-
             Air Company, and Herman L. Buffington; Amendment to Sublease, dated September 8, 1989, by and between the Herman L. Buffington Irrevocable Trust and Specialty Equipment Companies, Inc.

                                      47

                                                                                                               SEQUENTIALLY
 EXHIBIT NO. DESCRIPTION                                                                                       NUMBERED PAGE
  10.24(1)   Lease, dated December 5, 1994, between Community Cash Stores of Spartanburg, SC and Specialty
             Equipment Companies, Inc., Beverage-Air division.

  10.25+     Lease, dated May 1, 1992, by and between Wells Enterprises and Wells Manufacturing Company.

  10.26(1)   Lease, dated March 31, 1995, by and between Dermody Industrial Group and Wells Manufacturing
             Company.

  10.27+     Lease, dated June 28, 1990, by and between Orlando Corporation and Bloomfield Industries Canada
             Limited.

  10.28+     Lease, dated July 1, 1993, by and between New York Life Insurance Company and Specialty Equipment
             Companies, Inc.

  10.29()    First Amendment to Lease, dated August 15, 1995, by and between New York Life Insurance Company and Specialty Equipment Companies, Inc.

  10.30+     Sublease, dated January 31, 1993, by and between Arrow Uniform Rental, Inc. and Specialty
             Equipment Companies, Inc.

  10.31(1)   Lease, dated January 3, 1995 by and between Brouillette, Inc. and Taylor Company.

  10.32()    Lease, dated August 30, 1995, between Lakewood Realty and Mortgage Corporation and Specialty
             Equipment Companies, Inc.

  10.33(1)   Irrevocable Letter of Credit, dated February 22, 1995, in the amount of ()6.5 million issued by
             Barclays Bank, PLC, in favor of Amalgamated Bank of Chicago, and Trustee under the Trust
             Indenture, dated as of February 22, 1995 between the State of South Carolina and Amalgamated Bank of Chicago.

  10.34(1)   Pledge Agreement, dated as of February 1, 1995, among Specialty Equipment Companies, Inc.,
             Shawmut Capital Corporation as guarantor, and Barclays Bank PLC, New York Branch, covering ()6.4 million State of South Carolina Industrial Project Revenue Bonds, Series 1995 (Specialty
             Equipment Companies, Inc. Project).

  10.35      First Amendment to Pledge Agreement, dated as of February 15, 1997, among Specialty Equipment
             Companies, Inc., Barclays Bank PLC, on behalf of itself and as agent for Shawmut Capital Corp.,
             Bank of America Illinois and Amalgamated Bank of Chicago.                                             57

  10.36      Warrant to purchase Common Stock of the Company, originally issued March 31, 1992, reregistered
             December 27, 1996 to the Malcolm I. Glazer Family Limited Partnership.                                59

  10.37+     Form of Indemnification Agreement for the directors and certain officers of the Company.

  12.1       Statement Re:  Computation of Ratios of Earnings to Fixed Charges                                     101

  21.1       Subsidiaries of Specialty Equipment Companies, Inc.                                                   102

  23.1       Consent of KPMG Peat Marwick LLP.                                                                     103

  24.1       Powers of Attorney of Messrs. K. Glazer, Greenwood, Kent and Hutchinson dated
             March 19, 1997, of Mr. MacLean dated March 20, 1997, and of Mr. M. Glazer dated March 21, 1997.       104

  27.1       Financial data schedule.                                                                              110

+ Incorporated herein by reference to the applicable exhibit to the Company's Registration Statement on Form S-1, as amended, initially filed with the Securities and Exchange Commission on September 3, 1993 (Registration No. 33-68404).

* Incorporated herein by reference to the applicable exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
      October 31, 1993, as filed with the Securities and Exchange Commission on December 15, 1993.

++ Incorporated herein by reference to the applicable exhibit to the Company's Annual Report on Form 10-K for the year ended January 31, 1994, as filed with the Securities and Exchange Commission on March 25, 1994.

~ Incorporated herein by reference to the applicable exhibit to the Company's Form 8-K, as filed with the Securities and Exchange Commission on May 12, 1994.

 - Incorporated herein by reference to the applicable exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
      April 30, 1994, as filed with the Securities and Exchange Commission on June 14, 1994.

(1) Incorporated herein by reference to the applicable exhibit to the Company's Annual Report on Form 10-K for the year ended January 31, 1995, as filed with the Securities and Exchange Commission on March 28, 1995.

 () Incorporated herein by reference to the applicable exhibit to the Company's Annual Report on Form 10-K for the year ended January 31, 1996, as filed with the Securities and Exchange Commission on March 26, 1996.

Sec. Incorporated herein by reference to the applicable exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
     April 30, 1996, as filed with the Securities and Exchange Commission on June 13, 1996.

[ ] Incorporated herein by reference to the applicable exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, as filed with the Securities and Exchange Commission on December 15, 1996.