Form 10-Q
period 1997-04-30
SPECIALTY EQUIPMENT COMPANIES INC
filed 1997-06-16
CIK 814013

                                                                         Page 1
                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934.

                For the quarterly period ended April 30, 1997
                                     or
( ) TRANSITION  REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934.

For the transition period from                        to
                               -----------------------   ----------------------
Commission File Number:       0-22798
                       --------------------------------------------------------

                     SPECIALTY EQUIPMENT COMPANIES, INC.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                                         36-3337593
-------------------------------------------------------------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

   1245 Corporate Blvd., Suite 401, Aurora, IL                 60504
-------------------------------------------------------------------------------
    (Address of principal executive offices)                 (Zip Code)

                               (630) 585-5111
-------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes  X    No     .
                                              ----     ----

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X    No     .
                          ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at June 10, 1997
-----------------------------                     ----------------------------
Common Stock, $0.01 par value                           18,101,118 shares


                                               The exhibit index is on page 15.

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                     SPECIALTY EQUIPMENT COMPANIES, INC.
               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except per share amounts)

                                                         Three Months Ended
                                                              April 30,
                                                       1996              1997
                                                       ----              ----
Revenue ..........................................   $105,305          $109,242
Cost of sales ....................................     72,661            76,309
                                                     --------          --------
      Gross margin ...............................     32,644            32,933
Selling, general and administrative expenses .....     15,636            15,831
Amortization .....................................        441               187
Other income, net ................................        (10)               (3)
                                                     --------          --------
Earnings from operations before interest and
  income taxes ...................................     16,577            16,918
Interest expense, net ............................      4,992             4,129
                                                     --------          --------
Earnings from operations before
  income taxes ...................................     11,585            12,789
Income taxes .....................................      4,508             4,576
                                                     --------          --------
      Net earnings ...............................   $  7,077          $  8,213
                                                     ========          ========
Net earnings per common and dilutive
  common equivalent share ........................   $   0.33          $   0.38
                                                     ========          ========

Average number of common and dilutive common
  equivalent shares outstanding ..................     21,497            21,384





 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                                         Page 3
                     SPECIALTY EQUIPMENT COMPANIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                   ASSETS


                                                   January 31,      April 30,
                                                      1997             1997
                                                --------------    -------------
                                                                   (unaudited)
Current assets:
  Cash and cash equivalents ..................     $  7,787         $ 21,855
  Accounts receivable, net ...................       53,486           66,226
  Inventories ................................       55,311           49,471
  Other current assets .......................       15,847           15,877
                                                   --------         --------
     Total current assets ....................      132,431          153,429
Net property, plant and equipment ............       34,217           33,794
Restricted cash equivalents ..................        3,059            2,933
Intangible assets, net .......................        5,861            6,305
Other assets .................................        1,348            1,090
                                                   --------         --------
     Total assets.............................     $176,916         $197,551
                                                   ========         ========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current installments of long-term debt .....     $    141         $     94
  Accounts payable ...........................       25,371           25,707
  Accrued expenses ...........................       59,852           67,873
  Accrued income taxes .......................        4,939            9,244
                                                   --------         --------
     Total current liabilities ...............       90,303          102,918
Long-term debt, excluding current
  installments ...............................      155,440          155,440
Other non-current liabilities ................        2,404            2,362
Stockholders' equity (deficit):
  Common stock ...............................          180              180
  Additional paid-in capital .................       54,501           54,431
  Accumulated deficit ........................     (125,583)        (117,370)
  Other ......................................         (329)            (410)
                                                   --------         --------
     Total stockholders' deficit .............      (71,231)         (63,169)

Total liabilities and stockholders'
  equity (deficit)............................     $176,916         $197,551
                                                   ========         ========







 The accompanying notes are an integral part of these consolidated financial statements.

                                                                         Page 4
                     SPECIALTY EQUIPMENT COMPANIES, INC.
               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)


                                                         Three Months Ended
                                                              April 30,
                                                       1996              1997
                                                     --------          --------
Cash flows from operating activities:
 Net earnings (loss) .............................   $  7,077          $  8,213
 Items not affecting cash:
   Depreciation and amortization .................      1,085             1,137
   Amortization ..................................        441               187
   Utilization of NOL carry forward ..............        273               273
   Gain from asset sales .........................        (10)                -
Changes in current assets and liabilities:
 Accounts receivable, net ........................    (14,117)          (12,740)
 Inventories .....................................      2,492             5,840
 Other current assets ............................        240               370
 Accounts payable and other current
   liabilities, excluding current installments
   of long-term debt..............................      9,177            12,465
                                                     --------          --------
Net cash flows from operations ...................      6,658            15,745
Cash flows from investing activities:
 Additions to property, plant and equipment ......     (1,550)             (714)
 Disposals of property, plant and equipment ......         10                 -
 Cash equivalents restricted for capital
  additions ......................................        725               126
  Acquisition of net assets of business ..........     (1,322)             (883)
                                                     --------          --------
   Net cash used in investing activities .........     (2,137)           (1,471)
                                                     --------          --------
Cash flows from financing activities:
 Net decrease in revolving credit facility .......          -                 -
 Repayments of long-term debt ....................        (44)                -
 Proceeds from long-term debt ....................          -                 -
 Proceeds from stock options exercised ...........         67               176
 Cancellation of stock options ...................          -              (520)
 Refinancing costs ...............................          -                 -
                                                     --------          --------
  Net cash used in financing activities ..........         23              (344)
                                                     --------          --------
Other ............................................         (4)              138
                                                     --------          --------
Net increase (decrease) in cash and cash
 equivalents......................................      4,540            14,068
 Cash and cash equivalents:
 Beginning of period..............................     28,447             7,787
                                                     --------          --------
 End of period....................................   $ 32,987          $ 21,855
                                                     ========          ========





 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     SPECIALTY EQUIPMENT COMPANIES, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. General

These financial statements should be read with the financial statements and the notes thereto for the fiscal year ended January 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("Commission") on March 27, 1997.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month period ended April 30, 1996 and 1997, (b) the financial position at January 31, 1997 and April 30, 1997 and (c) the statements of cash flows for the three month periods ended April 30, 1996 and 1997, have been made. The financial results for the three months ended April 30, 1997 are not necessarily indicative of the financial results for the entire 1998 fiscal year. Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

Net earnings per common and dilutive common equivalent share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding during the period.

2. Accounts Receivable

Accounts receivable at the following dates consisted of the following:


                                                      January 31,    April 30,
              Description                                1997          1997
                                                     ------------   -----------
                                                            (in thousands)
      Accounts receivable ........................     $58,145        $70,832
      Less: allowance for doubtful accounts ......       4,659          4,606
                                                       -------        -------
            Total ................................     $53,486        $66,226
                                                       =======        =======

3. Inventories

Inventories at the following dates consisted of the following:

                                                      January 31,    April 30,
                                                         1997          1997
                                                     ------------   -----------
                                                            (in thousands)
      Raw materials...............................     $27,082        $26,843
      Work in progress ...........................       8,005          7,699
      Finished goods .............................      20,224         14,929
                                                       -------        -------
                                                        55,311         49,471
      Less: excess of FIFO cost over LIFO cost               -              -
                                                       -------        -------
            Total .................................    $55,311        $49,471
                                                       =======        =======



The Company uses the LIFO method of valuing inventories.   LIFO had a de
minimis effect on the cost of sales for the three month periods ended April 30, 1996 and 1997.

                     SPECIALTY EQUIPMENT COMPANIES, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Intangibles:

                                                      January 31,    April 30,
                                                         1997          1997
                                                     ------------   ----------
                                                            (in thousands)
Intangibles consisted of the following:

      Patents .....................................   $    991       $    991
      Other intangibles ...........................     49,571         50,202
      Deferred pension costs ......................      1,603          1,603
      Less: accumulated amortization ..............     46,304         46,491
                                                      --------       --------
      Net intangibles .............................   $  5,861       $  6,305
                                                      ========       ========

Other intangibles primarily include deferred financing fees, engineering drawings, distribution networks and skilled workforce.

5. Income Taxes

The Company follows the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"("Statement 109"). At January 31, 1997, the Company had a net deferred tax asset of $32.3 million less a valuation allowance of $22.1 million. The Company has approximately $16.1 million in NOL carry forwards. However, a number of issues regarding the treatment of certain changes in ownership of the Company pursuant to certain provisions of the Internal Revenue Code of 1986, as amended, may arise which, if determined adversely, could limit the amount and/or use of the NOL carry forwards. The NOL carry forwards are available through fiscal 2008.

6. Long-Term Debt

Long-term debt at the following dates consisted of the following:

                                                      January 31,    April 30,
              Description                                1997          1997
                                                     ------------   -----------
                                                            (in thousands)
      Revolving line of credit ....................   $      -       $      -
      11-3/8% senior subordinated notes due 2003 ..    149,040        149,040
      Industrial project revenue bonds due 2008 ...      6,400          6,400
      Capitalized leases ..........................        141             94
                                                      --------       --------
                                                       155,581        155,534
      Less:  current installments .................        141             94
                                                      --------       --------
            Total long-term debt, less current
            installments...........................   $155,440       $155,440
                                                      ========       ========

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

Litigation

     The Company was a defendant along with other defendants in an action filed on July 20, 1995 entitled "Thermodyne Food Service Products, Inc. and AFTEC, Inc. v. McDonald's Corporation, et al." in the United States District Court, Northern District of Illinois, Eastern Division. Plaintiffs alleged that the Company and other defendants misappropriated trade secrets in connection with the Company's development of an oven for McDonald's and OSI. As a result of a ruling on a motion to dismiss, all the claims against the Company other than the trade secret claim were dismissed. The case was settled by the terms of a confidential settlement agreement dated May 28, 1997 pursuant to which one of the defendants agreed to make a settlement payment in a confidential amount. Although the Company is not required under the terms of this settlement agreement to pay any damages or make any settlement payments, it is possible that the codefendant who did make a settlement payment will seek contribution from the Company. The Company has not established a reserve in its financial statements relating to this matter.

     The Company and certain of its current and former directors are named as defendants in an action filed by Virginia A. Noerr, who claims to be a stockholder of the Company's common stock. The action "Noerr v. Greenwood et al.," C.A. No. 14320, is pending in the Court of Chancery for the State of
Delaware in and for New Castle County, Delaware.   Plaintiff purports to bring
this action both as a class action on behalf of all stockholders of record on April 2, 1993 and derivatively for the benefit of the Company. The amended complaint alleges that the named individual defendants breached fiduciary duties of care and loyalty owed to the Company with regard to stock options granted to the named individual defendants and with regard to the accuracy of the disclosures in the proxy statement which sought stockholder approval. Plaintiff also alleges, among other things, that implementation of the Company's stock option plan constituted self-dealing transactions not entirely fair to the Company in that the exercise price of the options was so unreasonably low that the issuance of Common Stock pursuant to the options constitute waste. The amended complaint seeks, among other things, entry of judgment against defendants permanently enjoining them from exercising the stock options; imposing a constructive trust for the benefit of the Company upon any profits the individual named defendants may have made through exercise of their options, and monetary damages, costs and expenses. In May 1996 plaintiff filed an amended complaint. The amended complaint, among other things, corrects certain errors in the original filing and expands the complaint to include the Company's Executive Long-Term Incentive Plan. The individual defendants have made demand upon the Company for indemnification. The Company believes that if the Company were liable to the individual defendants for indemnification, the uninsured portion of such liability would not be material to the Company. The Company and the individual defendants believe that the plaintiff's allegations are without merit and are factually incorrect and the Company intends to contest these allegations vigorously. A decision on the Company's and the individual defendant's joint motion to dismiss all of the plaintiff's claims is currently pending before the court.

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

                                                                         Page 8
                     SPECIALTY EQUIPMENT COMPANIES, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has also received notice of potential environmental actions from
(i) the South Carolina Department of Health and Environmental Control ("SCDHEC") and the EPA with respect to drums of hazardous waste materials disposed of in South Carolina, (ii) the SCDHEC with respect to the clean up of the Unisphere Hazardous Waste Site in Spartanburg County, South Carolina, and
(iii) the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection ("NDEP"), which issued a finding of alleged violation and order relating to alleged soil and ground water contamination. With respect to the SCDHEC matter discussed in (i) above, management is unable to determine the existence or amount of its potential liabilities because no formal proceedings have been commenced and no notifications have been received regarding this matter since December, 1992. The Company has reason to believe that this site will be the subject of no further action by the EPA. With respect to the SCDHEC matter discussed in (ii) above, management is unable to determine the existence or amount of its potential liability, if any, because the use of the site by Beverage-Air occurred prior to the purchase of the Beverage-Air assets by the Company from Gerlach Industries in November, 1986. With respect to the NDEP matter discussed in (iii) above, the Company has spent approximately $314,000 to conduct tests and to implement a remediation program, but given the pendency of the Company's appeal and its uncertain outcome, management cannot estimate what, if any, additional expenditures might be required.

Letters of Credit

As of April 30, 1997, the Company had letters of credit outstanding totaling $10.3 million, which guarantee various business activities, including $6.5 million of letters of credit which guarantee the Industrial Project Revenue Bonds (see note 6 above).

                                                                         Page 9
                     SPECIALTY EQUIPMENT COMPANIES, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following sets forth information with respect to options issued and outstanding:


                                                              Average option
                                                Shares       price per share
                                                ------       ---------------
Options outstanding at January 31, 1997       2,995,537          $ 2.42
Options exercised                              (105,700)          (1.00)
Options canceled                                (33,400)          (1.00)
                                              ---------          ------
Options outstanding at April 30, 1997
 (2,806,437 exercisable)                      2,856,437          $ 2.48
                                              =========          ======

Options canceled represent options which are withheld by the Company, upon exercise by the grantee, to satisfy the grantee's withholding tax liability. The options canceled cannot be reissued.

A non-employee director has stock warrants currently exercisable to purchase approximately 1,129,856 shares of Common Stock at approximately $2.01 per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF THE OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The following table sets forth selected operating data as a percentage of Company net revenue:

                                                          Three Months Ended
                                                               April 30,
                                                         1996            1997
                                                         -----           -----
Net revenue:
Beverage-Air.......................................      36.5%           44.8%
Taylor Company.....................................      47.5            39.6
Wells Manufacturing/Bloomfield ....................      13.5            13.3
World Dryer........................................       2.5             2.3
                                                        -----           -----
Net revenue .......................................     100.0           100.0
Gross margin ......................................      31.0            30.1
Selling, general and administrative expenses.......      14.9            14.5
Amortization ......................................       0.4             0.1
Earnings from operations before                         -----           -----
 interest expense and income taxes ................      15.7            15.5
Interest expense ..................................       4.7             3.8
                                                        -----           -----
Earnings (loss) from operations
 before income taxes ..............................      11.0            11.7
Income taxes ......................................       4.3             4.2
                                                        -----           -----
Net earnings (loss)................................       6.7%            7.5%
                                                        =====           =====


Three Month Period Ended April 30, 1997 (Fiscal 1998) Compared to Three Month Period Ended April 30, 1996 (Fiscal 1997).

Revenue. Revenue for the three months ended April 30, 1997 increased 3.7% to $109.2 million compared with $105.3 million for the comparable period in fiscal 1997. The revenue increase was primarily attributable to increased sales of refrigeration and glass door merchandising equipment to the soft drink bottler industry (principally from sales of products for use outside the United States) offset by lower sales of freezer and cooking grill equipment (which decline is largely attributable to the conclusion of Taylor's ice cream freezer trade-in program in the second quarter of fiscal 1997). Revenue attributable to sales of products for use outside the United States increased by 29.6% in the first three months of fiscal 1998, as compared with the comparable period in fiscal 1997. For the first three months of fiscal 1998, revenue from sales of products for use outside the United States was 33.9% of revenue as compared with 27.2% for the same period in fiscal 1997.

Gross Margin. Gross margin for the three months ended April 30, 1997 increased 0.9% to $32.9 million, compared with $32.6 million for the comparable period in fiscal 1997. As a percent of revenue, gross margin decreased from 31.0% of revenue for the three months ended April 30, 1996 to 30.1% of revenue in the three months ended April 30, 1997. The decline in gross margin as a percent of revenue for the three months ended April 30, 1997 compared to the prior year periods was primarily due to a higher percentage of sales to the soft drink bottler market which carries lower gross margins and increased price competition in the international soft drink bottler market.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expense for the three months ended April 30, 1997 increased 1.2% to $15.8 million. As a percent of revenue, SG&A declined from 14.9% to 14.5% in the three months ended April 30, 1997 compared to the
comparable periods in fiscal 1997.   The three month period ended April 30,
1997 included sales promotion expense of $0.6 million reflecting credits given under a freezer trade-in program and $0.2 million to promote the sale of a
counter top refrigerator model.   The freezers sold under the trade-in program
were reported as sales at their normal selling price.   These expense
reductions in fiscal 1998 were more than offset by less favorable medical and casualty insurance experience of $0.3 million; the impact of purchasing Taylor Chicago resulting in increased SG&A expense of $0.4 million in the three month period ended April 30, 1997; and increased research and development expense of $0.4 million.

Amortization. Amortization for the three months ended April 30, 1997 decreased to $187,000 compared with $441,000 for the comparable period in fiscal 1997. The decrease for the three month period is attributable to the fact that a majority of the Company's intangible assets were fully amortized as of January 31, 1997.

Interest Expense. Interest expense for the three months ended April 30, 1997 decreased 17.3% to $4.1 million compared with $5.0 million for the comparable period in fiscal 1997. The decrease is principally due to a decrease in average amounts borrowed as a result of the acquisition by the Company in August 1996 of $31.0 million of its 11-3/8% senior subordinated notes.

Liquidity and Capital Resources

Net cash flows from operations were $15.7 million for the three months ended April 30, 1997 compared with $6.7 million for the three months ended April 30, 1996. The increase is primarily the result of a $5.9 million decrease in working capital compared to the prior year. See -- "Results of Operations -- Revenue."

Net cash used in investing activities was $1.5 million for the three months ended April 30, 1997 compared with $2.1 million for the three months ended April 30, 1996. The Company anticipates that capital expenditures for fiscal 1998 will be approximately $7.5 million. The Company's capital spending for the balance of fiscal 1998 is expected to be related to the acquisition, installation, improvement and equipping of its Beverage-Air and Taylor production facilities.

As of April 30, 1997, the Company had net working capital of $50.5 million. The Company's average operating working capital (defined as average monthly gross accounts receivable and net inventory less accounts payable) as a percentage of sales declined from 22% during fiscal year 1997 to 21% for the three months ended April 30, 1997. The Company's earnings from operations were sufficient to cover fixed charges for the three months ended April 30, 1997.

As of April 30, 1997, the Company had no borrowings under the revolving credit facility of its credit agreement. However, it had outstanding letters of credit in the amount of $10.3 million, including $6.5 million of letters of credit which guarantee the Industrial Project Revenue Bonds (referenced in note 6 to the financial statements included as item 1 hereto). Under the Revolving Credit Facility, the Company had $45.0 million available for additional borrowings. In addition, the Company had cash and cash equivalents of $21.9 million as of April 30, 1997.

The Company had four financial covenants to meet at April 30, 1997 under its credit agreement -- a liquidity ratio covenant at April 30, 1997 of at least 1.25:1.00; a senior funded debt to cash flow ratio covenant for the twelve months ended April 30, 1997 of not greater than 2.00:1.00; a total funded debt to cash flow covenant ratio for the twelve months ended April 30, 1997 of not greater than 3.50:1.00 and an interest coverage covenant ratio of at least 2.00:1.00. The Company met each of these covenants as it had a liquidity ratio of 21.95:1.00 at April 30, 1997; a senior funded debt to cash flow ratio of 0.09:1.00 for the twelve months ended April 30, 1997; a total funded debt to cash flow coverage ratio for the twelve months ended April 30, 1997 of 2.28:1.00 and an interest coverage ratio for the twelve months ended April 30, 1997 of 3.60:1.00.

Management believes that its credit agreement and the other sources of capital described above, together with internally generated funds, will be adequate to meet the Company's anticipated capital and cash requirements for at least the next twelve months. Were the Company to pursue acquisition opportunities it may require additional capital.

Impact of Inflation

Management does not believe that inflation has had a material impact on the Company's operations during the first three months of fiscal 1998. Management believes that the Company may face increasing costs during the balance of the fiscal year as a result of inflation which the Company may not fully be able to offset with increased productivity or pass on to its customers due to competitive factors within the industry.

Safe Harbor for Forward-Looking Statements Under the Securities Litigation Reform Act of 1995

Except for historical information contained herein, this Quarterly Report to Stockholders contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated and discussed herein. These factors include: general economic conditions and their impact on the growth of the quick service restaurant and soft drink bottler industries, the Company's dependence on its major customer and key management personnel, the effects of competition, the significance of the Company's outstanding indebtedness and other factors detailed elsewhere from time to time in the Company's filings with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See note 7 of "Notes to Unaudited Consolidated Financial Statements" included in Part I. Item 1. of this Form 10-Q.

Item 4. Submissions of Matters to a Vote of Security Holders

Election of Directors. At the Company's Annual Meeting of Stockholders, held on April 30, 1997, the following members were elected to the Company's Board of Directors, each by the respective vote indicated to the right of such nominee's name:


                                              Authority    For term expiring
           Nominee                  For       Withheld     in fiscal year
           -------              ----------    --------     --------------
     Malcolm I. Glazer          15,594,429     38,216      2001
     Barry L. MacLean           15,593,429     39,216      2001
     Jeffrey P. Rhodenbaugh     15,594,429     38,216      2001
     William E. Dotterweich     15,594,429     38,216      1999


The terms of office of the remaining directors continued following the meeting.

Plan of Internal Restructuring. At the Company's Annual Meeting of Stockholders, the Company's Plan of Internal Restructuring was approved by stockholders, by the respective vote:


                                            Abstentions/
            For                 Against     Not voting
            ---                 -------     ----------
     13,539,452                 56,116      2,137,077


There were no other matters submitted to a vote of stockholders for the quarter ended April 30, 1997.


Item 6. Exhibits and Reports on Form 8-K

     1. Exhibits

                  27.1 Financial Data Schedule

     2. Reports on Form 8-K.

        None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Specialty Equipment Companies, Inc.
                                                 (Registrant)





Date: June 13, 1997             /s/ Jeffrey P. Rhodenbaugh
     ------------------         -----------------------------------------------
                                Jeffrey P. Rhodenbaugh, Chief Executive Officer
                                (Principal Executive Officer)




Date: June 13, 1997             /s/ Donald K. McKay
     ------------------         -----------------------------------------------
                                Donald K. McKay, Chief Financial Officer
                                (Principal Financial and Accounting Officer)

Exhibit Index


  Exhibit
    No.                        Description                              Page
  -------                      -----------                              ----
   27.1       Financial data schedule.                                   16
