Form 10-Q
period 1997-07-31
SPECIALTY EQUIPMENT COMPANIES INC
filed 1997-09-15
CIK 814013

                                                                         Page 1
                                  FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934.

                  For the quarterly period ended July 31, 1997
                                       or
( ) TRANSITION  REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934.

For the transition period from                 to
                               --------------    -------------------
Commission File Number:  0-22798
                         -------------------------------------------

                     SPECIALTY EQUIPMENT COMPANIES, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

     Delaware                                                   36-3337593
--------------------------------------------------------------------------------
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                            Identification No.)

  1245 Corporate Blvd., Suite 401,   Aurora, IL                 60504
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                (630) 585-5111
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes  X        No    .
                                              ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                     Outstanding at September 8, 1997
-----------------------------                  --------------------------------
Common Stock, $0.01 par value                           18,280,400 shares


                                                The exhibit index is on page 15.

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                      SPECIALTY EQUIPMENT COMPANIES, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)



                                                                                 Three Months Ended      Six Months Ended
                                                                                     July 31,                July 31,
                                                                                 1996         1997        1996       1997
                                                                                 ----         ----        ----       ----
Revenue ...................................................................     $105,030    $113,146    $210,335    $222,388
Cost of sales .............................................................       72,424      78,466     145,085     154,775
                                                                                --------    --------    --------    --------
     Gross margin .........................................................       32,606      34,680      65,250      67,613
Selling, general and administrative expenses ..............................       16,334      18,056      31,970      33,887
Amortization ..............................................................          439         190         880         377
Other income, net .........................................................         (321)          -        (331)         (3)
                                                                                --------    --------    --------    --------
Earnings from operations before interest and
  income taxes ............................................................       16,154      16,434      32,731      33,352
Interest expense, net .....................................................        4,900       3,880       9,892       8,009
                                                                                --------    --------    --------    --------
Earnings from operations before  income taxes .............................       11,254      12,554      22,839      25,343
Income taxes ..............................................................        4,375       4,481       8,883       9,057
                                                                                --------    --------    --------    --------
     Net earnings .........................................................     $  6,879    $  8,073    $ 13,956    $ 16,286
                                                                                ========    ========    ========    ========
Net earnings per common and dilutive
     common equivalent share ..............................................     $   0.32    $   0.38    $   0.65    $   0.76
                                                                                ========    ========    ========    ========
Average number of common and dilutive common
     equivalent shares outstanding ........................................       21,417      21,431      21,404      21,452





The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                                          Page 3
                      SPECIALTY EQUIPMENT COMPANIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS




                                                                                January 31,     July 31,
                                                                                   1997           1997
                                                                                -----------     --------
                                                                                              (unaudited)
Current assets:
     Cash and cash equivalents ........................................           $  7,787      $ 36,558
     Accounts receivable, net .........................................             53,486        61,744
     Inventories ......................................................             55,311        50,218
     Other current assets .............................................             15,847        13,165
                                                                                  --------      --------
     Total current assets .............................................            132,431       161,685
Net property, plant and equipment .....................................             34,217        33,513
Restricted cash equivalents ...........................................              3,059         2,960
Intangible assets, net ................................................              5,861         6,115
Other assets ..........................................................              1,348           616
                                                                                  --------      --------
     Total assets......................................................           $176,916      $204,889
                                                                                  ========      ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Current installments of long-term debt ...............................           $    141      $     47
 Accounts payable .....................................................             25,371        26,363
 Accrued expenses .....................................................             59,852        68,698
 Accrued income taxes .................................................              4,939         7,646
                                                                                  --------      --------
     Total current liabilities ........................................             90,303       102,754
Long-term debt, excluding current installments ........................            155,440       155,440
Other non-current liabilities .........................................              2,404         2,321
Stockholders' equity (deficit):
 Common stock .........................................................                180           183
 Additional paid-in capital ...........................................             54,501        53,876
 Accumulated deficit ..................................................           (125,583)     (109,297)
 Other ................................................................               (329)         (388)
                                                                                  --------      --------
     Total stockholders' deficit ......................................            (71,231)      (55,626)

Total liabilities and stockholders' equity (deficit)...................            $176,916      $204,889
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

                                                                          Page 4
                      SPECIALTY EQUIPMENT COMPANIES, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                             Six Months Ended
                                                                                                 July 31,
                                                                                       1996                1997
                                                                                       ----                ----
Cash flows from operating activities:
  Net earnings.....................................................                    $ 13,956           $ 16,286
  Items not affecting cash:
  Depreciation and amortization ...................................                       2,225              2,319
  Amortization.....................................................                         880                377
  Utilization of NOL carry forward.................................                         546                546
  Gain from asset sales............................................                         (11)                 -
Changes in current assets and liabilities:
  Accounts receivable, net.........................................                     (11,082)            (8,258)
  Inventories......................................................                         845              5,093
  Other current assets.............................................                       3,767              3,082
  Accounts payable and other current
   liabilities, excluding current installments of long-term debt...                       6,268             12,301
                                                                                       --------           --------
Net cash flows from operations.....................................                      17,394             31,746
Cash flows from investing activities:
  Additions to property, plant and equipment ......................                      (3,798)            (1,615)
  Disposals of property, plant and equipment ......................                          11                  -
  Cash equivalents restricted for capital additions ...............                         965                 99
  Acquisition of net assets of business............................                      (1,321)              (883)
                                                                                       --------           --------
     Net cash used in investing activities.........................                      (4,143)            (2,399)
                                                                                       --------           --------
Cash flows from financing activities:
  Repayments of long-term debt ....................................                         (88)                 -
  Proceeds from stock options exercised ...........................                         203                443
  Cancellation of stock options....................................                        (452)            (1,611)
                                                                                       --------           --------
   Net cash used in financing activities...........................                        (337)            (1,168)
                                                                                       --------           --------
Other..............................................................                         (16)               592
                                                                                       --------           --------
Net increase in cash and cash equivalents..........................                      12,898             28,771
  Cash and cash equivalents:
  Beginning of period .............................................                      28,447              7,787
                                                                                       --------           --------
  End of period ...................................................                    $ 41,345           $ 36,558
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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended July 31, 1996 and 1997,
(b) the financial position at January 31, 1997 and July 31, 1997 and (c) the statements of cash flows for the six month periods ended July 31, 1996 and 1997, have been made. The financial results for the three and six months ended July 31, 1997 are not necessarily indicative of the financial results for the entire 1998 fiscal year. Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

Net earnings per common and dilutive common equivalent share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding during the period.

2. Accounts Receivable

Accounts receivable at the following dates consisted of the following:


                                                                                 January 31,              July 31,
              Description                                                           1997                    1997
                                                                                 -----------             -----------
                                                                                            (in thousands)

       Accounts receivable ..............................................          $58,145                  $66,246
       Less: allowance for doubtful accounts ............................            4,659                    4,502
                                                                                   -------                  -------
            Total .......................................................          $53,486                  $61,744
                                                                                   =======                  =======

3. Inventories

Inventories at the following dates consisted of the following:



                                                                                  January 31,             July 31,
              Description                                                           1997                    1997
                                                                                 -------------          -----------



        Raw materials....................................................          $27,082                $28,100
        Work in progress ................................................            8,005                  8,151
        Finished goods ..................................................           20,224                 13,967
                                                                                   -------                -------
                                                                                    55,311                 50,218
        Less: excess of FIFO cost over LIFO cost                                         -                      -
                                                                                   -------                -------
           Total ........................................................          $55,311                $50,218
                                                                                   =======                =======



The Company uses the LIFO method of valuing inventories.   LIFO had a de
minimis effect on the cost of sales for the three and six month periods ended July 31, 1996 and 1997.

                      SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Intangibles:


                                                                          January 31,       July 31,
                                                                             1997             1997
                                                                           ----------       --------
                                                                                  (in thousands)
Intangibles consisted of the following:
        Patents ....................................................        $    991        $    991
        Other intangibles ..........................................          49,571          50,202
        Deferred pension costs .....................................           1,603           1,603
        Less: accumulated amortization .............................          46,304          46,681
                                                                            --------        --------
        Net intangibles ............................................        $  5,861        $  6,115
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

6.  Long-Term Debt

Long-term debt at the following dates consisted of the following:


                                                                          January 31,       July 31,
            Description                                                      1997             1997
                                                                           ----------       --------
                                                                                  (in thousands)
        Revolving line of credit ...................................        $      -        $      -
        11-3/8% senior subordinated notes due 2003 .................         149,040         149,040
        Industrial project revenue bonds due 2008 ..................           6,400           6,400
        Capitalized leases .........................................             141              47
                                                                            --------        --------
                `                                                            155,581         155,487
        Less:  current installments ................................             141              47
                                                                            --------        --------
             Total long-term debt, less current installments.               $155,440        $155,440
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

     The Company and certain of its current and former directors are named as defendants in an action filed by Virginia A. Noerr, who claims to be a stockholder of the Company's common stock. The action "Noerr v. Greenwood et al.," C.A. No. 14320, is pending in the Court of Chancery for the State of
Delaware in and for New Castle County, Delaware.   Plaintiff purports to bring
this action both as a class action on behalf of all stockholders of record on April 2, 1993 and derivatively for the benefit of the Company. The complaint alleges that the named individual defendants breached fiduciary duties of care and loyalty owed to the Company with regard to stock options granted to the named individual defendants and with regard to the accuracy of the disclosures in the proxy statement which sought stockholder approval. Plaintiff also alleges, among other things, that implementation of the Company's stock option plan constituted self-dealing transactions not entirely fair to the Company in that the exercise price of the options was so unreasonably low that the issuance of Common Stock pursuant to the options constitute waste. The amended complaint seeks, among other things, entry of judgment against defendants permanently enjoining them from exercising the stock options; imposing a constructive trust for the benefit of the Company upon any profits the individual named defendants may have made through exercise of their options, and monetary damages, costs and expenses. In May 1996 plaintiff filed an amended complaint. The amended complaint, among other things, corrects certain errors in the original filing and expands the complaint to include the Company's Executive Long-Term Incentive Plan. The individual defendants have made demand upon the Company for indemnification. The Company believes that if the Company were liable to the individual defendants for indemnification, the uninsured portion of such liability would not be material to the Company. The Company and the individual defendants believe that the plaintiff's allegations are without merit and are factually incorrect and the Company intends to contest these allegations vigorously. The defendants joint motion to dismiss the amended complaint was granted in part, striking certain of the non-disclosure claims, and denied in part, allowing the case to proceed. The court has not yet set a date when the defendants response to the allegations remaining in the case will be due.

                      SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has also received notice of potential environmental actions from
(i) the South Carolina Department of Health and Environmental Control ("SCDHEC") and the EPA with respect to drums of hazardous waste materials disposed of in South Carolina, (ii) the SCDHEC with respect to the clean up of the Unisphere Hazardous Waste Site in Spartanburg County, South Carolina, and
(iii) the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection ("NDEP"), which issued a finding of alleged violation and order relating to alleged soil and ground water contamination. With respect to the SCDHEC matter discussed in (i) above, management is unable to determine the existence or amount of its potential liabilities because no formal proceedings have been commenced and no notifications have been received regarding this matter since December, 1992. The Company has reason to believe that this site will be the subject of no further action by the EPA. With respect to the SCDHEC matter discussed in (ii) above, management is unable to determine the existence or amount of its potential liability, if any, because the use of the site by Beverage-Air occurred prior to the purchase of the Beverage-Air assets by the Company from Gerlach Industries in November, 1986. With respect to the NDEP matter discussed in (iii) above, the Company has spent approximately $316,000 to conduct tests and to implement a remediation program, but given the pendency of the Company's appeal and its uncertain outcome, management cannot estimate what, if any, additional expenditures might be required.

Letters of Credit

As of July 31, 1997, the Company had letters of credit outstanding totaling $10.2 million, which guarantee various business activities, including $6.5 million of letters of credit which guarantee the Industrial Project Revenue Bonds (see note 6 above).

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

The following sets forth information with respect to options issued and outstanding:


                                                            Average option
                                                 Shares     price per share
                                                 ------     ---------------
Options outstanding at January 31, 1997        2,995,537      $  2.42
Options exercised                               (105,700)       (1.00)
Options canceled                                 (33,400)       (1.00)
                                               ---------      -------
Options outstanding at April 30, 1997
 (2,806,437 exercisable)                       2,856,437         2.48
Options issued                                    50,000        13.44
Options exercised                               (190,782)       (1.00)
Options canceled                                 (75,268)       (1.00)
                                               ---------      -------
Options outstanding at July 31, 1997
 (2,540,387 exercisable)                       2,640,387      $  2.84
                                               =========      =======


Options canceled represent options which are withheld by the Company, upon exercise by the grantee, to satisfy the grantee's withholding tax liability. The options canceled cannot be reissued.

A non-employee director has stock warrants currently exercisable to purchase 1,129,856 shares of Common Stock at approximately $2.01 per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF THE OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The following table sets forth selected operating data as a percentage of Company net revenue:


<Caption

                                                    Three Months Ended         Six Months Ended
                                                         July 31,                  July 31,
                                                     1996        1997          1996        1997
                                                   --------    -------       --------    -------
Net revenue:
Beverage-Air..................................      38.2%       44.8%         37.3%       44.9%
Taylor Company................................      45.4        39.7          46.5        39.6
Wells Manufacturing/Bloomfield ...............      13.2        12.2          13.4        12.7
World Dryer...................................       3.2         3.3           2.8         2.8
                                                    ----        ----          ----        ----

Net revenue...................................     100.0       100.0         100.0       100.0
Gross margin..................................      31.0        30.7          31.0        30.4
Selling, general and administrative expenses..      15.5        16.0          15.2        15.2
Amortization..................................       0.4         0.2           0.4         0.2
Other income, net.............................      (0.3)       (0.0)         (0.2)       (0.0)
                                                   -----       -----         -----       -----
Earnings from operations before
 interest expense and income taxes............      15.4        14.5          15.6        15.0
Interest expense..............................       4.7         3.4           4.7         3.6
                                                   -----       -----         -----       -----
Earnings from operations
 before income taxes..........................      10.7        11.1          10.9        11.4
Income taxes..................................       4.2         4.0           4.3         4.1
                                                   -----       -----         -----       -----
Net earnings before extraordinary item........       6.5%        7.1%          6.6%        7.3%
                                                   =====       =====         =====       =====

Three and Six Month Periods Ended July 31, 1997 (Fiscal 1997) Compared to Three and Six Month Periods Ended July 31, 1996 (Fiscal 1997).

Revenue. Revenue for the three months ended July 31, 1997 increased 7.7% to $113.1 million compared with $105.0 million for the comparable period in fiscal 1997. Revenue for the six months ended July 31, 1997 increased 5.7% to $222.4 million compared with $210.3 million for the comparable period in fiscal 1997. The revenue increase for both periods was primarily attributable to increased sales of refrigeration equipment to the major soft drink bottler companies partially offset by decreased sales of ice cream freezer equipment and cooking equipment, including decreased sales of such products to the Company's largest customer. Revenue attributable to sales of products for use outside the United States increased by 20.0% in the first six months of fiscal 1998, as compared with the comparable period in fiscal 1997. The increase is primarily attributable to higher sales of refrigeration equipment to the soft drink
bottler market.   For the first six months of fiscal 1998, revenue from sales of products for use outside the United States was 30.4% of revenue as compared with 26.8% for the same period in fiscal 1997.

Gross Margin. Gross margin for the three months ended July 31, 1997 increased 6.4% to $34.7 million, compared with $32.6 million for the comparable period in fiscal 1997. Gross margin for the six months ended July 31, 1997 increased 3.6% to $67.6 million, compared with $65.3 million for the comparable period in fiscal 1997. As a percent of revenue, gross margin decreased from 31.0% of revenue for the three and six month periods ended July 31, 1996, respectively, to 30.7% and 30.4% of revenue in the three and six month periods ended July 31, 1997. The decline in gross margin as a percent of revenue is primarily due to stronger growth in the sale of merchandising coolers for the overseas soft drink bottling business.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expense for the three months ended July 31, 1997 increased 10.5% to $18.1 million. SG&A expense for the six months ended July 31, 1997 increased 6.0% to $33.9 million compared with $32.0 million for the comparable period in fiscal 1997. As a percent of revenue, SG&A increased from 15.5% to 16.0% in the three months ended July 31, 1997. As a percent of revenue, SG&A was unchanged at 15.2%, in the six months ended July 31, 1997, compared to the comparable periods in fiscal 1997. The six month period ended July 31, 1996 included sales promotion expense of $1.1 million reflecting credit given under a freezer trade-in program and $0.2 million to promote the sale of a counter top refrigerator model, partially offset by favorable medical and casualty insurance experience of $0.7 million. The freezers sold under the trade-in program were reported as sales at their normal selling price. These expenses in the prior year were offset in the current year by increased R&D expenses and higher than normal selling expenses in the three month period ended July 31, 1997. Excluding those expenses of a non-recurring nature, SG&A expense as a percentage of sales for the quarter ended July 31, 1997, would have been the same as the comparable prior year period.

Amortization. Amortization for the three months ended July 31, 1997 decreased to $190,000 compared with $439,000 for the comparable period in fiscal 1997. Amortization for the six months ended July 31, 1997 decreased to $377,000
compared with $880,000 for the comparable period in fiscal 1997.    The
decrease for the three month and six month periods is attributable to the fact that a majority of the Company's intangible assets were fully amortized as of January 31, 1997.

Interest Expense. Interest expense for the three months ended July 31, 1997 decreased 20.8% to $3.9 million compared with $4.9 million for the comparable period in fiscal 1997. Interest expense for the six months ended July 31, 1997 decreased 19.0% to $8.0 million compared with $9.9 million for the comparable period in fiscal 1997. The decrease is principally due to a decrease in average amounts borrowed as a result of the acquisition by the Company in August 1996 of $31.0 million of its 11-3/8% senior subordinated notes.

Liquidity and Capital Resources

Net cash flows from operations were $31.7 million for the six months ended July 31, 1997 compared with $17.4 million for the six months ended July 31, 1996. The increase was primarily attributable to favorable working capital changes.

Net cash used in investing activities was $2.4 million for the six months ended July 31, 1997 compared with $4.1 million for the six months ended July 31, 1996. Through the first six months of fiscal 1998, total capital expenditures have been $1.6 million. The Company anticipates that capital expenditures for fiscal 1998 will be approximately $7.0 million. The Company's capital spending for the balance of fiscal 1998 is expected to be related to the acquisition, installation, improvement and equipping of its Beverage-Air and Taylor production facilities.

As of July 31, 1997, the Company had net working capital of $58.9 million. The Company's average operating working capital (defined as average monthly gross accounts receivable and net inventory less accounts payable) as a percentage of sales declined from 22% during fiscal year 1997 to 20% for the six months ended July 31, 1997. The Company's earnings from operations were sufficient to cover fixed charges for the six months ended July 31, 1997.

As of July 31, 1997, the Company had no borrowings under the revolving credit facility of its credit agreement. However, it had outstanding letters of credit in the amount of $10.2 million, including $6.5 million of letters of credit which guarantee the Industrial Project Revenue Bonds (referenced in note 6 to the financial statements included as item 1 hereto). Under the Revolving Credit Facility, the Company had $45.0 million available for additional borrowings. In addition, the Company had cash and cash equivalents of $36.6 million as of July 31, 1997.

The Company had four financial covenants to meet at July 31, 1997 under its credit agreement -- a liquidity ratio covenant at July 31, 1997 of at least 1.25:1.00; a senior funded debt to cash flow ratio covenent for the twelve months ended July 31, 1997 of not greater than 2.00:1.00; a total funded debt to cash flow covenant ratio for the twelve months ended July 31, 1997 of not greater than 3.50:1.00 and an interest coverage covenant ratio of at least 2.00:1.00. The Company met each of these covenants as it had a liquidity ratio of 23.67:1.00 at July 31, 1997; a senior funded debt to cash flow ratio of 0.09:1.00 for the twelve months ended July 31, 1997; a total funded debt to cash flow ratio for the twelve months ended July 31, 1997 of 2.28:1.00 and an interest coverage ratio for the twelve months ended July 31, 1997 of 3.82:1.00.

In August 1997 the Company acquired Gamko Holding, B.V. ("Gamko"), a manufacturer of refrigeration equipment based in The Netherlands. The acquisition was initially funded through current cash and cash equivalent balances. Subsequently the Company borrowed $18 million as a part of the financing for the transaction. The Company believes that the acquisition will be important in serving the global expansion of its major bottling and foodservice/catering equipment customers in both western and eastern European markets. In calendar 1996 Gamko's sales were approximately $25 million U.S..

Management believes that its credit agreement and the other sources of capital described above, together with internally generated funds, will be adequate to meet the Company's anticipated capital and cash requirements for at least the next twelve months. Were the Company to pursue acquisition opportunities it may require additional capital.

Impact of Inflation

Management does not believe that inflation has had a material impact on the Company's operations during the first six months of fiscal 1998. Management believes that the Company may face increasing costs during the balance of the fiscal year as a result of inflation which the Company may not fully be able to offset with increased productivity or pass on to its customers due to competitive factors within the industry.

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


There were no matters submitted to a vote of stockholders for the quarter ended April 30, 1997.


Item 6.  Exhibits and Reports on Form 8-K

     1.  Exhibits

                  27.1 Financial Data Schedule

     2.  Reports on Form 8-K.

         None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Specialty Equipment Companies, Inc.
                                                    (Registrant)






Date:    September 12, 1997               /s/ Jeffrey P. Rhodenbaugh
     --------------------------           ------------------------------------
                                          Jeffrey P. Rhodenbaugh, Chief
                                          Executive Officer
                                          (Principal Executive Officer)






Date:     September 12, 1997              /s/ Donald K. McKay
     --------------------------           ------------------------------------
                                          Donald K. McKay, Chief
                                          Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)