Form 10-Q
period 1997-10-31
SPECIALTY EQUIPMENT COMPANIES INC
filed 1997-12-15
CIK 814013

                                                                          Page 1
                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934.

               For the quarterly period ended October 31, 1997
                                       or
( ) TRANSITION  REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934.

For the transition period from                       to
                              -----------------------  ------------------------
Commission File Number:               0-22798
                              -------------------------------------------------

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
                                              -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                        Outstanding at December 11 , 1997
-----------------------------       ----------------------------------------
Common Stock, $0.01 par value                   18,106,673 shares



                                          The exhibit index is on page 15.

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                     SPECIALTY EQUIPMENT COMPANIES, INC.
               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except per share amounts)

                                                                Three Months Ended           Nine Months Ended
                                                                    October 31,                 October 31,
                                                                  1996       1997             1996         1997
                                                               --------    --------         --------    --------
Revenue .................................................      $102,775    $107,694         $313,110    $330,082
Cost of sales ...........................................        71,951      74,532          217,036     229,307
                                                               --------    --------         --------    --------
Gross margin ............................................        30,824      33,162           96,074     100,775
Selling, general and administrative expenses ............        15,435      17,798           47,405      51,685
Amortization ............................................           489         287            1,369         664
Other expense (income) net...............................           (21)       (100)            (352)       (103)
                                                               --------    --------         ---------   --------
Earnings from operations before interest and
     income taxes .......................................        14,921      15,177           47,652      48,529
Interest expense, net ...................................         4,515       3,965           14,407      11,974
                                                               --------    --------         --------    --------
Earnings from operations before income taxes ............        10,406      11,212           33,245      36,555
Income taxes ............................................         4,049       4,037           12,932      13,094
                                                               --------    --------         --------    --------
Net earnings before extraordinary item ..................         6,357       7,175           20,313      23,461
Extraordinary item (net of taxes) .......................        (1,784)        -             (1,784)       -
                                                               --------    --------         --------    --------
Net earnings ............................................      $  4,573    $  7,175         $ 18,529     $23,461
                                                               ========    ========         ========     =======
Net earnings per common and dilutive common
     equivalent share before extraordinary item..........     $    0.29    $   0.33         $   0.95     $  1.09
Extraordinary item (net of taxes) .......................         (0.08)      (0.00)           (0.08)      (0.00)
                                                               --------    --------         --------     -------
Net earnings per common and dilutive
     common equivalent share............................      $    0.21    $   0.33         $   0.87     $  1.09
                                                               ========    ========         ========     =======
Average number of common and dilutive common
      equivalent shares outstanding......................        21,311      21,432           21,371      21,478


             The accompanying notes are an integral part of these
                 unaudited consolidated financial statements.

                     SPECIALTY EQUIPMENT COMPANIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                    ASSETS

                                                                                  January 31,           October 31,
                                                                                     1997                  1997
                                                                                  -----------           -----------
                                                                                                        (unaudited)
Current assets:
  Cash and equivalents .................................................          $   7,787              $ 48,479
  Accounts receivable, net .............................................             53,486                62,541
  Inventories ..........................................................             55,311                54,522
  Other current assets .................................................             15,847                13,730
                                                                                  ---------              --------
     Total current assets ..............................................            132,431               179,272
Net property, plant and equipment ......................................             34,217                37,838
Restricted cash equivalents ............................................              3,059                 2,986
Goodwill and intangible assets, net ....................................              5,861                23,046
Other assets ...........................................................              1,348                   956
     Total assets ......................................................          ---------              --------
                                                                                  $ 176,916              $244,098
                                                                                  =========              ========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current installments of long-term debt ...............................          $     141             $  18,421
  Accounts payable .....................................................             25,371                25,425
  Accrued expenses .....................................................             59,852                78,489
  Accrued income taxes .................................................              4,939                10,181
                                                                                  ---------             ---------
        Total current liabilities ......................................             90,303               132,516
Long-term debt, excluding current installments .........................            155,440               159,811
Other non-current liabilities ..........................................              2,404                 1,799
Stockholders' equity (deficit):
     Common stock ......................................................                180                   183
     Additional paid-in capital ........................................             54,501                54,074
     Accumulated deficit ...............................................           (125,583)             (102,122)
     Other .............................................................               (329)               (2,163)
                                                                                   --------             ---------
        Total stockholders' deficit ....................................            (71,231)              (50,028)
Commitments and contingent liabilities (note 7) ........................
Total liabilities and stockholders' equity (deficit)....................           $176,916             $ 244,098
                                                                                   ========             =========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                     SPECIALTY EQUIPMENT COMPANIES, INC.
               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)



                                                                                        Nine Months Ended
                                                                                           October 31,
                                                                                   1996                  1997
                                                                                ----------            -----------
Cash flows from operating activities:
  Net earnings ........................................................         $ 18,529              $  23,461
  Items not affecting cash:
     Depreciation and amortization ....................................            3,404                  3,592
     Armortization ....................................................            2,019                    664
     Utilization of NOL carry forward..................................              819                    819
     (Gain) loss from asset sales .....................................              (25)                   -
                                                                                --------              ---------
       Total ..........................................................           24,746                 28,536
                                                                                --------              ---------
Changes in current assets and liabilities:
  Accounts receivable, net ............................................          (21,191)                (4,285)
  Inventories .........................................................           (1,165)                 3,843
  Other current assets ................................................            3,147                  2,764
  Accounts payable and other current
     liabilities, excluding current installments of long-term debt.....           14,209                 18,552
                                                                                --------              ---------
       Total ..........................................................           (5,000)                20,874
                                                                                --------              ---------
Net cash flows from operations ........................................           19,746                 49,410
Cash flows from investing activities:
  Additions to property, plant and equipment ..........................           (5,903)                (2,508)
  Disposals of property, plant and equipment ..........................               31                     13
  Cash equivalents restricted for capital additions ...................            2,839                     73
  Net assets of businesses acquired ...................................           (1,321)               (21,492)
                                                                                --------              ---------
       Net cash used in investing activities ..........................           (4,354)               (23,914)
                                                                                --------              ---------
Cash flows from financing activities:
  Repayments of long-term debt ........................................          (37,591)                   (43)
  Proceeds from long-term debt ........................................             -                    18,000
  Proceeds from stock options exercised ...............................              323                    592
  Cancellation of stock options .......................................             (780)                (1,836)
  Treasury stock acquired..............................................             -                    (1,958)
                                                                                --------              ---------
       Net cash provided by (used in) financing activities ............          (38,048)                14,755
                                                                                --------              ---------
Other .................................................................              625                    441
                                                                                --------              ---------
Net increase (decrease) in cash and cash equivalents...................          (22,031)                40,692
  Cash and cash equivalents:
  Beginning of period.................................................            28,447                  7,787
                                                                                --------              ---------
  End of period.......................................................          $  6,416              $  48,479
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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended October 31, 1996 and 1997, (b) the financial position at January 31, 1997 and October 31, 1997 and
(c) the statements of cash flows for the nine month periods ended October 31, 1996 and 1997, have been made. The financial results for the three and nine months ended October 31, 1997 are not necessarily indicative of the financial results for the entire 1998 fiscal year. Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

Net earnings per common and dilutive common equivalent share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding during the period.

2.  Accounts Receivable

Accounts receivable at the following dates consisted of the following:

                                                                                  January 31,            October 31,
                        Description                                                  1997                   1997
                                                                                 ------------           -------------
                                                                                           (in thousands)
      Accounts receivable ..............................................           $ 58,145               $  66,870
      Less: allowance for doubtful accounts ............................              4,659                   4,329
                                                                                   --------               ---------
            Total ......................................................           $ 53,486               $  62,541
                                                                                   ========               =========

3.  Inventories

Inventories at the following dates consisted of the following:

                                                                                  January 31,            October 31,
                                                                                     1997                   1997
                                                                                 ------------           -------------
                                                                                           (in thousands)
      Raw materials....................................................            $ 27,082                $ 28,429
      Work in progress.................................................               8,005                   8,167
      Fnished goods....................................................              20,224                  17,926
                                                                                   --------                --------
                                                                                     55,311                  54,522
      Less: excess of FIFO cost over LIFO cost                                          -                       -
                                                                                   --------                --------
            Total .....................................................            $ 55,311                $ 54,522
                                                                                   ========                ========

The Company uses the LIFO method of valuing inventories.   LIFO had a
de minimis effect on the cost of sales for the three and nine month periods ended October 31, 1996 and 1997.

                     SPECIALTY EQUIPMENT COMPANIES, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



4. Intangibles and Goodwill:

                                                                                        January 31,             October 31,
                                                                                           1997                    1997
                                                                                     ----------------        --------------
                                                                                                   (in thousands)
Intangibles consisted of the following:
           Patents ...............................................................     $     991             $       991
           Other intangibles .....................................................        49,571                  51,625
           Deferred pension costs ................................................         1,603                   1,603
           Less: accumulated amortization ........................................        46,304                  46,868
                                                                                       ---------             -----------
           Net intangibles .......................................................     $   5,861             $     7,351
                                                                                       =========             ===========
Goodwill consisted of the following:

           Goodwill ..............................................................     $     -               $    15,796
           Less: accumulated amortization ........................................           -                       101
                                                                                       ---------             -----------
                                                                                       $     -               $    15,695
                                                                                       ==========            ===========

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

6.  Long-Term Debt

Long-term debt at the following dates consisted of the following:

                                                                                        January 31,             October 31,
                                                                                           1997                    1997
                                                                                     ----------------        --------------
                   Description                                                                     (in thousands)
           11-3/8% senior subordinated notes due 2003 .............................    $ 149,040             $   149,040
           Industrial project revenue bonds due 2008 ..............................        6,400                   6,400
           Capitalized leases .....................................................          141                   4,051
           Other ..................................................................          -                    18,741
                                                                                       ---------             -----------
                                                                                         155,581                 178,232
           Less:  current installments............................................           141                  18,421
                                                                                       ---------             -----------
            Total long-term debt, less current installments........................     $155,440             $   159,811
                                                                                       =========            ============


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

     The Company and certain of its current and former directors are named as defendants in an action filed by Virginia A. Noerr, who claims to own shares of the Company's common stock. The action "Noerr v. Greenwood et al.," C.A. No. 14320, is pending in the Court of Chancery for the State of Delaware in and for New Castle County, Delaware. Plaintiff purports to bring this action both as a class action on behalf of all stockholders of record on April 2, 1993 and derivatively for the benefit of the Company. Plaintiff's complaint, which has twice been amended, asserts that (i) the defendants breached their fiduciary duties to the Company by soliciting stockholder approval of the Company's Executive Long-Term Incentive Plan and Non-Employee Directors Long-Term Incentive Plan (see footnote 8 to these financial statements) by means of a misleading proxy statement and (ii) the Board breached its fiduciary duty in approving such option plans. The complaint seeks an order declaring the stockholder approval of those option plans void, canceling the options granted thereunder, enjoining the directors exercising any such options, imposing a constructive trust for the benefit of the Company upon any profits the individual named defendants may have made through exercise of their options, requiring an accounting in connection therewith, and awarding unspecified damages plus plaintiff's attorneys' fees and expenses also in an unspecified amount. The most recent amended complaint was filed after the court granted in part the defendants' joint motion to dismiss the complaint, striking certain nondisclosure claims; the court's order, however, denied the remainder of defendants' motion to dismiss. The Company and the individual defendants believe that the allegations made in the complaint as amended are without merit and are factually incorrect and the Company intends to contest these allegations vigorously. The individual defendants have each made demand upon the Company for indemnification with respect to this action. The Company believes that is the Company were liable to the individual defendants for indemnification, the uninsured portion of such liability would not be material to the Company.

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

The Company has also received notice of potential environmental actions from
(i) the South Carolina Department of Health and Environmental Control ("SCDHEC") and the EPA with respect to drums of hazardous waste materials disposed of in South Carolina, (ii) the SCDHEC with respect to the clean up of the Unisphere Hazardous Waste Site in Spartanburg County, South Carolina, and
(iii) the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection ("NDEP"), which issued a finding of alleged violation and order relating to alleged soil and ground water contamination. With respect to the SCDHEC matter discussed in (i) above, management is unable to determine the existence or amount of its potential liabilities because no formal proceedings have been commenced and no notifications have been received regarding this matter since December, 1992. The Company has reason to believe that this site will be the subject of no further action by the EPA. With respect to the SCDHEC matter discussed in (ii) above, management is unable to determine the existence or amount of its potential liability, if any, because the use of the site by Beverage-Air occurred prior to the purchase of the Beverage-Air assets by the Company from Gerlach Industries in November, 1986. With respect to the NDEP matter discussed in (iii) above, the Company has spent approximately $318,000 to conduct tests and to implement a remediation program, but given the pendency of the Company's appeal and its uncertain outcome, management cannot estimate what, if any, additional expenditures might be required.


Letters of Credit

As of October 31, 1997, the Company had letters of credit outstanding totaling $10.3 million, which guarantee various business activities, including $6.5 million of letters of credit which guarantee the Industrial Project Revenue Bonds (see note 6 above).

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

                                                                          Page 9
                      SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following sets forth information with respect to options issued and outstanding:


                                                               Average option
                                                   Shares      price per share

Options outstanding at January 31, 1997           2,995,537       $  2.42
Options exercised                                  (105,700)        (1.00)
Options canceled                                    (33,400)        (1.00)
                                                  ---------       -------
Options outstanding at April 30, 1997
   (2,806,437 exercisable)                        2,856,437          2.48
Options issued                                       50,000         13.44
Options exercised                                  (190,782)        (1.00)
Options canceled                                    (75,268)        (1.00)
                                                   --------       -------
Options outstanding at July 31, 1997
   (2,540,387 exercisable)                        2,640,387       $  2.84
Options exercised                                   (91,100)        (1.35)
Options canceled                                    (13,900)        (1.76)
                                                  ---------       -------
Options outstanding at October 31, 1997           2,535,387       $  2.90
                                                  =========       =======


Options so canceled represent options which are withheld by the Company, upon exercise by the grantee, to satisfy the grantee's withholding tax liability. The options canceled cannot be reissued.

A non-employee director has stock warrants currently exercisable to purchase 1,133,296 shares of Common Stock at approximately $2.01 per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF THE OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The following table sets forth selected operating data as a percentage of Company net revenue:


                                                                 Three Months Ended              Nine Months Ended
                                                                    October 31,                      October 31,
                                                                 1996          1997               1996        1997
                                                                 ----          ----               ----        ----
Net revenue:
Beverage-Air...........................................          44.4%         40.2%              39.7%       43.3%
Gamko .................................................             -           5.8                  -         1.9
Taylor Company.........................................          38.3          36.7               43.8        38.7
Wells Manufacturing/Bloomfield ........................          14.1          14.0               13.6        13.1
World Dryer............................................           3.2           3.3                2.9         3.0
                                                                -----         -----              -----       -----
Net revenue ...........................................         100.0         100.0              100.0       100.0
Gross margin ..........................................          30.0          30.8               30.7        30.5
Selling, general and administrative expenses...........          15.0          16.5               15.1        15.7
Amortization ..........................................           0.5           0.2                0.5         0.2
Other expense (income), net ...........................             -             -               (0.1)       (0.1)
                                                                -----         -----              -----       -----
Earnings from operations before
 interest expense and income taxes ....................          14.5          14.1               15.2        14.7
Interest expense ......................................           4.4           3.7                4.6         3.6
                                                                -----         -----              -----       -----
Earnings from operations
 before income taxes ..................................          10.1          10.4               10.6        11.1
Income taxes ..........................................           3.9           3.7                4.1         4.3
                                                                -----         -----              -----       -----
Net earnings before extraordinary item.................           6.2%          6.7%               6.5%        6.8%
                                                                =====         =====              =====       =====


Three and Nine Month Periods Ended October 31, 1997 (Fiscal 1998) Compared to Three and Nine Month Periods Ended October 31, 1996 (Fiscal 1997).

Revenue.  Revenue for the three months ended October 31, 1997 increased
4.8% to $107.7 million compared with $102.8 million for the comparable period in fiscal 1997. Revenue for the nine months ended October 31, 1997 increased 5.4% to $330.1 million compared with $313.1 million for the comparable period in fiscal 1997. The revenue increase for the three months was primarily attributable to sales from Gamko which was acquired in August partially offset due to a decline in sales of refrigeration and glass door merchandising equipment. In the nine month period increased sales of refrigeration and glass door merchandising equipment to the soft drink bottler industry and sales of Gamko products were offset somewhat by lower sales of ice cream freezer equipment and cooking grills. The timing of two large international beverage-equipment orders has somewhat distorted quarterly comparisons between fiscal year 1997 and fiscal year 1998. Fiscal year 1997 included a one-time order which was shipped during the third and fourth quarters of that year and fiscal 1998's sales include a large equipment order which was shipped primarily during the first and second quarter of this year. For the first nine months of fiscal 1998, revenue from sales of products for use outside the United States was 30.5% of revenue as compared with 31.5% for the same period in fiscal 1997.

Gross Margin. Gross margin for the three months ended October 31, 1997 increased 0.8% to $33.2 million, compared with $30.8 million for the comparable period in fiscal 1997. Gross margin for the nine months ended October 31, 1997 increased 4.9% to $100.8 million, compared with $96.1 million for the comparable period in fiscal 1997. As a percent of revenue, gross margin increased from 30.0% of revenue for the three month period ended October 31, 1996 to 30.8% of revenue in the three month period ended October 31, 1997. The increase in gross margin for the three month period ended October 31, 1997 was due to more favorable sales mix in part due to the effect of Gamko. The decline in gross margin as a percent of revenue for the nine month periods ended
October 31, 1997 compared to the prior year periods was primarily due to a higher percentage of sales to the soft drink bottler market which carries lower gross margins, costs associated with the new Beverage-Air plant in South Carolina and increased price competition in the soft drink bottler market.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expense for the three months ended October 31, 1997 increased 15.3% to $17.8 million. SG&A expense for the nine months ended October 31, 1997 increased 9.0% to $51.7 million compared with $47.4 million for the comparable period in fiscal 1997. As a percent of revenue, SG&A increased from 15.0% to 16.5% in the three months ended October 31, 1997 and from 15.1% to 15.7%, in the nine months ended October 31, 1997, compared to the comparable periods in fiscal 1997. The higher expenses reflect the Gamko acquisition as well as increased sales promotion activity primarily for the three months ended October 31, 1997, partially offset by favorable medical and casualty insurance experience of $0.7 million.

Amortization. Amortization for the three months ended October 31, 1997 decreased to $287,000 compared with $489,000 for the comparable period in fiscal 1997. Amortization for the nine months ended October 31, 1997 decreased to $664,000 compared with $1.4 million for the comparable period in fiscal 1997.

Other Expense (Income). Other income for the nine month periods ended October 31, 1997 decreased by $246,000 versus the comparable prior year periods, reflecting a net recovery of $0.3 million of Canadian federal sales taxes recorded in the prior year, partially offset by a favorable currency exchange variance of $0.1 million in the current year.

Interest Expense. Interest expense for the three months ended October 31, 1997 decreased 12.2% to $4.0 million compared with $4.5 million for the comparable period in fiscal 1996. Interest expense for the nine months ended October 31, 1997 decreased 16.9% to $12.0 million compared with $14.4 million for the comparable period in fiscal 1997. The decrease is principally due to a decrease in average amounts borrowed due to the acquisition by the Company of $31.0 million of its 11-3/8% senior subordinated notes in August 1996 and an increase in interest income earned from short-term cash investments.

Liquidity and Capital Resources

Net cash flows from operations were $49.4 million for the nine months ended October 31, 1997 compared with $19.7 million for the nine months ended October 31, 1996. The increase is primarily the result of a decrease in accounts receivable, primarily foreign receivables, compared to the prior year. See -- "Results of Operations -- Revenue."

Net cash used in investing activities amounted to $23.9 million for the nine months ended October 31, 1997 compared with $4.4 million for the nine months ended October 31, 1996. The increase is attributable to net assets of businesses acquired, primarily Gamko, of $21.5 million. Through the first nine months of fiscal 1997, total capital expenditures have been $2.5 million. The Company anticipates that capital expenditures for fiscal 1998 will be approximately $5.0 million. The Company's capital spending for the balance of fiscal 1998 is expected to be related to the acquisition, installation, improvement and equipping of its Beverage-Air and Taylor production facilities.

On September 16, 1997 the Company announced a plan to purchase $10 million of its common stock (up to 600,000 shares) in the open market and in private transactions. For the three months ended October 31, 1997 the Company purchased 116,115 shares of its common stock at an average price of $16.86 per share. Through December 11, 1997 the Company has purchased a total of 267,327 shares at an average price of $16.31 per share.

In August 1997 the Company acquired Gamko Holding, B.V. ("Gamko"), a manufacturer of refrigeration equipment based in The Netherlands. The acquisition was initially funded through current cash and cash equivalent balances. Subsequently the Company borrowed $18 million as a part of the financing for the transaction. The Company believes that the acquisition will be important in serving the global expansion of its major bottling and foodservice/catering equipment customers in both western and eastern European markets. In calendar 1996 Gamko's sales were approximately $25 million U.S.

As of October 31, 1997, the Company had net working capital of $46.8 million. The Company's average operating working capital (defined as average monthly gross accounts receivable and net inventory less accounts payable) as a percentage of sales declined from 22% during fiscal year 1996 to 21% for the nine months ended October 31, 1997. The Company's earnings from operations were sufficient to cover fixed charges for the nine months ended October 31, 1997.

As of October 31, 1997, the Company had no borrowings under the Revolving Credit Facility of its Bank Credit Agreement. However, it had outstanding letters of credit in the amount of $10.3 million, including $6.5 million of letters of credit which guarantee the Industrial Project Revenue Bonds (referenced in note 6 to the financial statements included as item 1 hereto). Under the Revolving Credit Facility, the Company had $45.0 million available for additional borrowings. In addition, the Company had cash and cash equivalents of $48.5 million as of October 31, 1997.

The Company had four financial covenants to meet at October 31, 1997 under the Bank Credit Agreement -- a liquidity ratio covenant at October 31, 1997 of at least 1.25:1.00; a senior funded debt to cash flow covenant for the twelve months ended October 31, 1997 of not greater than 2.00:1.00; a total funded debt to cash flow covenant ratio for the twelve months ended October 31, 1997 not greater than 3.50:1.00 and an interest coverage covenant ratio of at least 2.0:1.00. The Company met each of these covenants as it had a liquidity ratio of 26.33:1.00 at October 31, 1997; a senior funded debt to cash flow ratio of 0.09:1.00 for the twelve months ended October 31, 1997; total funded debt to cash flow ratio for the twelve months ended October 31, 1997 of 2.53:1.00 and an interest coverage ratio for the twelve months ended October 31, 1997 of 4.01:1.00.

Management believes that the Bank Credit Agreement and the other sources of capital described above, with internally generated funds, will be adequate to meet the Company's anticipated capital and cash requirements for at least the next twelve months, including debt service and corporate income taxes.

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


Safe Harbor for Forward-Looking Statements Under the Securities Litigation Reform Act of 1995

Except for historical information contained herein, this Quarterly Report to Stockholders contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated and discussed herein. These factors include: general economic conditions and their impact on the growth of the quick service restaurant and soft drink bottler industries, the Company's dependence on its major customer and key management personnel, the effects of competition, the demands relating to further overseas expansion, the significance of the Company's outstanding indebtedness and other factors detailed elsewhere from time to time in the Company's filings with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See note 7 of "Notes to Unaudited Consolidated Financial Statements" included in Part I. Item 1. of this Form 10-Q.

Item 4. Submissions of Matters to a Vote of Security Holders

There were no matters submitted to a vote of stockholders for the quarter ended October 31, 1997.

Item 6. Exhibits and Reports on Form 8-K

     1. Exhibits

        10.1 Stock Purchase Agreement between Specialty Equipment Companies, Inc. and Quaboes B.V. and Shareholders of Gamko Holdings B.V. and of Coolpart B.V., dated August 11, 1997.
        27.1 Financial Data Schedule

     2. Reports on Form 8-K.

        Report on Form 8-K filed September 16, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Specialty Equipment Companies, Inc.
                                             (Registrant)





Date:  December 12, 1997         /s/ Jeffrey P. Rhodenbaugh
       ------------------       ----------------------------------------------
                                   Jeffrey P. Rhodenbaugh, Chief Executive
                                   Officer (Principal Executive Officer)



Date:  December 12, 1997         /s/ Donald K. McKay
       ------------------       -----------------------------------------------
                                   Donald K. McKay, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

Exhibit Index


  Exhibit
     No.                     Description
  -------                    -----------
   10.1 Stock Purchase Agreement Between Specialty Equipment Companies, Inc. and Quaboes B.V. and Shareholders of Gamko Holdings B.V. and of Coolpart B.V. dated August 11, 1997.

   27.1        Financial data schedule.