Form 10-K
period 1998-01-31
SPECIALTY EQUIPMENT COMPANIES INC
filed 1998-04-13
CIK 814013

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                          -----------    -----------

                         Commission file number 0-22798

                       SPECIALTY EQUIPMENT COMPANIES, INC.
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                   36-3337593
            (State of                                (I.R.S. Employer
           incorporation)                           Identification No.)
1245 Corporate Boulevard, Suite 401
         Aurora, Illinois                                 60504
(Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code: (630) 585-5111 Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                      Name of each Exchange on which registered:
-------------------                                      ------------------------------------------
Common Stock (par value $.01 per share)                                         NASDAQ Stock Market

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ---

Aggregate market value at March 23, 1998 of the voting stock held by non-affiliates of the Registrant -- $199,166,307 (based on a closing price of $17-7/8 per share on that date as reported on the Nasdaq Stock Market). (The Registrant has assumed that all directors, executive officers and holders of 40% or more of the shares of Common Stock are affiliates for the purposes of this calculation.)

As of March 23, 1998, 18,079,499 shares of the Common Stock, $.01 par value, of the Regristrant were outstanding.

                      Documents Incorporated By Reference:

   A portion of the Company's Proxy Statement relating to its 1998 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

                                        The Exhibit Index is located on page 45.

                                     PART I

ITEM 1.  BUSINESS

GENERAl

     Specialty Equipment Companies, Inc. ("Specialty" or the "Company") is a manufacturer of a diversified line of highly engineered commercial and institutional foodservice equipment used by customers in the foodservice equipment market segment including, more specifically, a variety of quick service restaurant chains, convenience store chains, specialty chains, soft drink bottlers, brewers and institutional foodservice operators. The Company emphasizes the engineering and development of specially designed, state-of-the-art foodservice equipment, and sells a broad array of standardized foodservice equipment and related products.

     The Company conducts its business through Specialty Equipment Manufacturing Corporation ("Specialty Mfg."), a wholly owned subsidiary, and its four operating divisions (Taylor Company, Beverage-Air, Wells Manufacturing/Bloomfield Industries and World Dryer) and a wholly-owned subsidiary of the parent corporation, Gamko Holding, B.V. The first of these businesses began in 1920 when Wells produced its first waffle baker. Taylor provided its first ice cream freezer to a restaurant in 1926 and has been providing shake machines to McDonald's since the 1950's. Beverage-Air started making refrigerated cabinets in 1944, and Bloomfield coffee service products were introduced in the 1950's. World Dryer introduced its first warm air hand dryer in 1951 and Gamko produced its first cooler in 1965.

GLOBAL BRANDS

  Beverage-Air

     Beverage-Air is one of the two leading manufacturers (in sales) of commercial refrigeration equipment for the soft drink bottling market and is one of several leading manufacturers (in sales) of such equipment for the foodservice market. Beverage-Air sells products under the Beverage-Air(R), Marketeer(R) and Maxi-Marketeer(R) brand names. Its product offerings include vertical and horizontal reach-in merchandising coolers, freezers, refrigerators, pizza and food preparation units, school milk coolers, self-contained beer dispensing units, delicatessen and floral display cases.

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

     In the foodservice market, Beverage-Air generates revenue principally through sales to large restaurants, hotel kitchens, supermarkets and convenience stores. Beverage-Air's major product lines in this market include stainless steel refrigerators and freezers, delicatessen display cases, pizza and food preparation tables, refrigerated display cases and beer dispensing equipment. Beverage-Air's foodservice products are serviced primarily through independent service organizations.

     In 1998, Beverage-Air will begin marketing The Breeze(TM), the industry's first open air-curtain merchandiser with product pulldown capability. In the soft drink bottling market, Beverage-Air markets its products to bottlers around the world, generally affiliated with the major soft drink companies, which purchase the coolers for placement in supermarkets, convenience stores and special venues. The Company has worked with the bottlers to customize these coolers to meet their marketing needs. For example, the Company has designed several unique point-of-purchase soft drink merchandisers for use in the express check-out lanes of supermarkets. In addition, the Company has developed a new line of curved-front vertical merchandisers (Maxi-Marketeers) and a new Contour Cooler(TM) for the international bottler market.

     Beverage-Air has a product development staff focused on developing products for the markets it serves worldwide. In addition to research and development activities focused on domestic and international sales, resources have been dedicated to product development activities related to design, performance and agency approvals specifically for international markets, since these are markets targeted by its major customers. Recently, changes in the Food and Drug Administration unified food codes have driven specification changes for refrigerated preparation equipment. The changes required a complete redesign of Beverage-Air's existing core product line and will generate replacement equipment sales, especially to the quick service restaurant chains. It is through this strategy of integrated marketing that Beverage-Air has been able to grow its existing customer base in key emerging markets.

     In 1996, Beverage-Air completed construction of a 60,000 square foot manufacturing facility in Honea Path, South Carolina. The addition of this facility allows Beverage-Air's Spartanburg facility to be dedicated to the manufacturing of merchandising equipment for the foodservice and soft drink bottler industry. Management believes that this facility has reduced lead times and increased the Company's ability to obtain large domestic and international orders.

  Taylor

     Founded in 1926, Taylor is the world's largest designer and manufacturer (in sales) of soft serve ice cream, frozen yogurt and shake equipment. Taylor also designs and manufactures batch ice cream and frozen beverage dispensing equipment. Taylor's engineering and manufacturing capabilities afforded them the opportunity several years ago to extend their equipment offerings from only "cold" equipment into "hot," or cooking, equipment. As a result, in 1985 they began manufacturing and shipping automated two-sided grills worldwide, that both increase speed of cooking and assures product safety through consistent temperature profiles and quick recovery. In addition, Taylor manufactures flat grills and customized hot and cold food preparation/holding cabinets. This expanded line of both hot and cold equipment is supported by a strong distributor network that is committed to sales and service to the food service industry. Taylor's sales are primarily attributable to domestic and international new store growth and the addition of equipment to existing stores' equipment packages, remodeling and retrofitting of existing store kitchens (primarily driven by the addition and substitution of menu items) and replacement of older equipment.

     Because of its manufacturing capabilities in both hot and cold equipment Taylor's active product development program is a focus of the Company's growth prospects. Special engineering groups concentrate on individual product lines to develop new technologies that address food service operators' concerns of labor, reliability, maintenance and service costs. Proprietary hardware and software is developed, tested and implemented in-house. Taylor products feature technologies such as Softech(R), a patented, integrated memory system designed to control all necessary modes of refrigeration and to control automatically the hardness or viscosity of the frozen product and Labor Saver(TM) heat treatment equipment for soft serve and shake freezers that reduces cleaning and maintenance costs. Other advanced technologies include a beater designed with molded scraper blades, solid-state thermistor controls and a double-insulated freezing cylinder. In 1998, Taylor will begin marketing Razzle(R), a frozen dessert program made with soft serve ice cream or frozen yogurt and blended with a choice of mix-ins, including hard candies and cookies. Taylor supplies the customer using the Razzle(R) product with equipment, including a mixer and a specially designed patented blending spoon, as well as cups, lids and promotional support. Taylor has also developed additional refrigeration and cooking equipment to expand its product lines, including the development of two specialized ovens for baking and holding applications, and frozen carbonated and non-carbonated beverage equipment. In 1997, Taylor embarked on a development program entitled Freezer and Grill of the Future. As a result of this program, the company anticipates the roll-out of a new generation of soft serve and shake equipment beginning in early 1999.

     As a major supplier to global quick service restaurant and convenience store chains, Taylor has long maintained close relationships with these customers. These relationships have enabled Taylor to customize its product offerings to provide these customers with specialized equipment for their particular needs and preferences. As a result of this applications engineering approach, Taylor was able to expand its line of products into cooking and heating equipment, to complement its position in cold dispensing equipment. In 1985, Taylor successfully developed two-sided cooking technology in cooperation with McDonald's. Leveraging these efforts, the company also manufacturers a line of specialized grills for the general market distributed through its global network of distribution.

     Management believes that Taylor's global distributor network is a major factor in Taylor's leading worldwide market position, as it allows Taylor to offer U.S. and international customers reliable and consistent service worldwide. This network consists of a worldwide group of more than 140 independent stocking and servicing distributors. These distributors employ more than 600 full-time salespeople and operate fleets of specialized service vehicles to provide reliable and consistent sales and service coverage throughout their respective territories. Management believes that most of these distributors and their personnel derive most of their revenue from the sale and servicing of Taylor products and thus are likely to have a continuing commitment to selling and servicing Taylor products and protecting Taylor's reputation.

      In 1995, a long range service plan, titled Service 2000, began with the objective to enhance current programs for achieving service excellence. To initiate this strategy, an advanced communication network was developed to track service performance and to provide a benchmark for measuring continuous improvement. With the continuing evolution and development of new equipment technology, Taylor completed a 25,000 square foot addition to their manufacturing facility in February 1997 to house the Taylor Technical/Development Center. This state-of-the-art facility is dedicated to maintaining the level of professional service necessary to sell and service new equipment as well as to expanding their current service network training. In addition, the facility provides a technical resource center which is expected to help Taylor develop its generations of foodservice and restaurant equipment.

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

 Wells/Bloomfield

     Wells was founded in 1920 and has been producing electric cooking products for more than 75 years. The company designs, manufactures and markets a broad line of warming and cooking equipment sold under the Wells(TM) name. The Wells product line consists primarily of electric counter top and built-in appliances (including fryers, griddles, food warmers, toasters, hot plates, waffle bakers, convection ovens and broilers) sold principally through independent foodservice equipment dealers and distributors. Besides restaurant chains, supermarkets and convenience store outlets, ultimate users of Wells equipment include independent restaurants, recreation outlets, hotels, schools and hospitals. Wells has developed larger, specialized products for major restaurant chains. Recently Wells introduced a refrigerated built-in buffet unit which will complement its modular warmer line marketed to foodservice consultants and specifiers. Wells introduced Crispy Lite(TM), a product line that gives store operators a complete fried and roasted chicken program, including pressure fryers, rotisserie ovens, storage and merchandising equipment all in one package. The Crispy Lite(TM) product line is targeted at convenience stores and supermarkets.

     Bloomfield designs, manufactures and markets a coffee and tea beverage equipment product line that includes brewers, glass coffee decanters, insulated beverage dispensers and related accessories. Recently Wells/Bloomfield introduced a powder cappuccino dispenser and fully automatic espresso machine under the name Cafe Elite(TM). In 1997 Bloomfield introduced its Electronic Brew Control(TM) ("EBC(TM)") coffee equipment. EBC(TM) has the capability of providing consistently superior brewing results, with less operator attention and training. In addition, Bloomfield has designed and developed Satellite Brewing Systems, Multi-Brewers and Docking Stations which they believe will enhance their competitive position with the quick service restaurant chains. The Bloomfield product line is sold directly to office coffee service customers and independent coffee roasters and through independent foodservice equipment dealers and distributors. Ultimate users of the Bloomfield equipment include major restaurants, hotels, convenience stores and offices. Beverage equipment products and supplies account for substantially all of Bloomfield's sales.

     Consistent with the Company's customized product development and marketing strategy, Wells/Bloomfield has designed specialized cooking and warming products and specialized coffee and tea brewing equipment to serve the needs of particular national chains. These products have been approved and are purchased by several leading national chains, including McDonald's, Boston Market, Wendy's, Hardee's, 7-Eleven stores and others.

  Gamko

     Gamko is a leading manufacturer of commercial refrigeration equipment in The Netherlands. Gamko sells products under the Euro-Line(TM), Eco-Line(TM), Party-Cooler(TM) and Maxi Glass(TM) brand names. Its product offerings include modular and traditionally designed beverage and bottle display coolers, dispensing and keg coolers, food display and waste disposal coolers.

     Specialty acquired Gamko in August 1997 to broaden Specialty's manufacturing and marketing efforts in Europe to meet the demands of the rapid expansion of the global quick service restaurant chains and soft drink beverage companies. In addition, the acquisition affords Specialty entry into the global brewery refrigeration and beer dispensing equipment market. Specialty's management believes that Gamko's product lines and engineering capabilities were well-suited to support development of customized refrigeration products for the major chains. Gamko has also been successful with application engineering concepts which Specialty believes will drive product development and solve customer needs.

     In the brewery market, Gamko markets its products to brewers around the world, although mostly to brewers affiliated with the major international breweries, which purchase the equipment for placement in supermarkets, restaurants, bars, taverns and special venues. The Company has worked with the brewers to customize these coolers to meet their marketing needs. In the soft drink bottler market, Gamko has developed cooling products aimed at marketing programs of the major soft drink companies. Specialty intends to use the strength of its domestic refrigeration unit, Beverage-Air, to expand Gamko's merchandiser equipment line. In the foodservice market, Gamko generates revenue principally through sales to distributors. Gamko's major product lines in this sector include food display, food preparation coolers and catering equipment for the restaurant and catering industry. It has also designed a unique waste disposal cooler for use in hotels, restaurants and butcher shops. The waste disposal cooler prevents the development of bacteria and odors in these applications. Gamko's foodservice products are serviced primarily through independent service organizations.

     Gamko has a product development staff focused on developing products for the markets it serves worldwide. In addition to research and development activities focused on both West and East European sales, resources have been dedicated to product development activities related to design, performance and agency approvals specifically for international markets. It is through this strategy of integrated marketing that Gamko is beginning to grow its existing customer base in emerging markets, including by joint venture manufacturing and marketing efforts in East Europe and Southeast Asia.

  World Dryer

     Founded in 1950, World Dryer designs, manufactures and markets commercial, wall-mounted cast iron and stainless steel warm-air hand and hair dryers under the World(R) Dryer, Airspeed(TM), No-Touch(TM), and Airstyle(TM) names and is the leader (in sales) among domestic and international manufacturers of such products. Uniquely positioned as the global leader of the electric warm-air hand dryer industry, World Dryer designs, manufactures and markets its product line for application in public washrooms. Its core product, the World Model A cast iron hand dryer is distributed in more than 80 countries worldwide. World Dryer products have long been approved and purchased by several major national restaurant chains and can be found in public restrooms throughout the world. World Dryer has expanded its line with new models targeted for specific markets, and has introduced a less expensive, plastic encased line of hand dryers under the Electric Aire(TM) name. World Dryer acquired Electric Aire(TM) in 1994 and maintained the brand name for specific market niches.

     World Dryer has designed a line of hand sanitation systems to address the critical issues of food safety in the hospitality and healthcare industries. The automatic hand washstation is a multi-functional unit that dispenses soap, water and warm air or paper. The washstation features monitoring and warning functions to provide monitorable compliance with state and federal health codes for kitchen employee hand sanitation. The Washstation has been recommended by a major quick service restaurant chain to its operators as one solution for its hand sanitation policy. World Dryer has also developed and markets a line of No-Touch(TM) dryers, soap dispensers and automatic faucets for the foodservice industry.

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

Organizational and Financial History

     The Company was incorporated under the laws of the state of Delaware in 1984. The Company acquired each of its currently active operations (other than Beverage-Air and Gamko) in January 1985 from Beatrice Companies, Inc. Specialty acquired Beverage-Air from Gerlach Industries, Inc. in November 1986. The Company completed an initial public offering in 1987 and was acquired by SPE Acquisition, Inc. ("SPE") in a management-led leveraged buy-out in 1988. Principally because of slow growth in the foodservice equipment industry, the Company was unable to service its debt incurred in the 1988 leveraged buy-out. Accordingly, the Company and SPE filed for bankruptcy under Chapter 11 on December 24, 1991. The Company emerged from Chapter 11 on March 31, 1992 (the "1992 Reorganization"). In August 1997, the Company acquired Gamko Holding, B.V. based in The Netherlands. On January 31, 1998, pursuant to a Plan of Internal Restructuring, approved by the Company's stockholders at the Annual Meeting of Stockholders held on April 30, 1997, the Company organized Specialty Mfg. a wholly owned subsidiary of the Company. As part of the formation of Specialty Mfg., the Company contributed substantially all of its operating assets, other than its intellectual property, stock in its other subsidiaries and certain other rights, to Specialty Mfg., which assumed substantially all of the Company's liabilities. Beverage-Air, Taylor, Wells/Bloomfield and World Dryer are operating divisions of Specialty Mfg.

     On December 1, 1993, the Company completed a refinancing plan (the "Refinancing"). The Refinancing consisted of a $185 million public offering of 11-3/8% Senior Subordinated Notes due 2003 (the "Notes") and a new senior secured loan facility (the "Bank Credit Agreement") with Barclays Business Credit, Inc. (now part of Fleet Capital Corporation) and certain other lenders which provided the Company a $50 million line of credit, as amended, and a $15 million term loan. The Former Credit Facility was repaid in full in December 1993 from the proceeds of the Refinancing.

     On December 1, 1996, the Company entered into a credit agreement with several banks and Bank of America, Illinois, as agent for the banks (as amended and restated, the "BA Credit Agreement"). The BA Credit Agreement provides for an unsecured $60 million credit facility which includes an unsecured line of credit of $45 million and a $15 million facility for letters of credit. The BA Credit Agreement replaced the prior bank credit agreement. As of January 31, 1998, the Company had no borrowings on the line of credit. In addition, during fiscal 1996 and 1997, the Company acquired a total of $36 million of the Notes ($149 million of the original $185 million of the Notes remain outstanding.)

     In connection with the formation of Specialty Mfg., the Company and Specialty Mfg. entered into a supplemental indenture the principal purpose of which was to make the Company and Specialty Mfg. jointly and severally liable for the obligations under the Notes and the related indenture. Furthermore, the BA Credit Agreement was amended and restated to, among other things, make Specialty Mfg. a borrower thereunder, jointly and severally liable with the Company.

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

     The foodservice market, and particularly the quick service restaurant and retail outlet categories, has experienced stable long-term growth since 1992 in response to both population growth and other demographic changes, principally the emergence of families with multiple wage-earners, causing greater demand for convenience in food preparation and consumption. The growth has been primarily a result of quick service restaurant chains accelerating domestic and international unit expansion, remodeling to facilitate menu and layout changes in response to competitive pressures in the industry and modernizing their equipment. This growth followed a three year period where there was little growth in the market for foodservice equipment due in part to the general decline in the world economy and a general maturation of the foodservice industry. According to published industry sources, domestic sales of foodservice equipment increased 5.0% to $6.52 billion in 1997 and are projected to grow by an additional 5.2% in 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Growth in the foodservice equipment market results primarily from new store openings, replacement of equipment, store unit remodeling upgrade programs and purchases of equipment to support new menu items. Management believes that the domestic growth in new stores for many of these chains has slowed, but that the previously opened stores have entered remodeling and equipment replacement phases. Management also believes that the competition resulting from slower growth in the domestic foodservice industry has caused quick service restaurant chains to make more frequent menu and format modifications, increasing their demand for more flexible equipment. In addition, management anticipates that the demand for labor saving and energy efficient equipment will also increase. Furthermore, management believes that convenience stores and supermarkets continue to increase their sales of prepared and fast foods, which leads to increased demand for the types of products manufactured by the Company. Finally, openings of quick service restaurants in non-traditional sites, such as retail stores, recreational facilities, supermarkets and airports, continue to present an opportunity for the Company.

      Throughout the world, the concentration of quick service restaurants is substantially lower than in the United States. The more limited penetration of quick service restaurants outside the United States provides domestic quick service restaurant chains with opportunities for international expansion and, as a result, several leading domestic chains have embarked upon significant international expansion. Internationally, the unit growth of the four largest quick service restaurant chains was 17% in 1996. The Company's largest customer, McDonald's, accounts for more than 50% of all international sales realized by the four largest U.S. restaurant chains. In fiscal 1998, approximately 32.1% of the Company's sales were of products intended for use outside the United States compared with 31.2% in fiscal 1997. Despite the opportunities, the international markets present significant competitive risks, particularly the high cost of maintaining service capabilities which in the United States has been important in establishing and maintaining the Company's market position.

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

     The Company also attempts to anticipate the needs of its customers and conducts internal research and development to design equipment to advance the state of the art in the foodservice market. Taylor has developed Razzle(R) equipment for use with its soft serve freezers that is designed to enhance foodservice outlets frozen dessert menus. Beverage-Air has been involved in developing point of purchase displays to be used by merchandisers, such as The Breeze(TM) and Contour Cooler(TM) products sold to soft drink bottlers to market their products in retail checkout areas and other special points of distribution. Wells/Bloomfield's has developed EBC for the quick service restaurant chains which is capable of providing superior brewing results with less operator attention. World Dryer's hand sanitation station meets regulatory requirements for proper hand washing. The Company's research and development results from a combination of company and customer sponsored research activities. The Company spent aproximately $4.1 million, $4.8 million and $6.9 million, in fiscal 1996, 1997 and 1998, respectively, on research and development.

  Capitalizing on the Opportunities Presented by the Significant International Expansion of the Major Quick Service Restaurant Chains

     Management believes that the international expansion of the major national quick service restaurant chains, including the Company's largest customer, is resulting in significant growth in the foodservice equipment industry. Management believes that the expansion of the major chains internationally is presenting an opportunity for growth for the Company as well. To capitalize upon this opportunity, the Company has, among other things, increased its international distribution and service support networks and in 1997 it acquired Gamko, its first manufacturing facility outside of North America. In addition during 1997, the Company established an international advisory board to chart the future direction of the Company's international marketing plan. The advisory board is comprised of a U.S. division president, the Company's chief executive officer and chairman, and two newly created positions, a chief international officer and an international relationship partner.

  Leveraging its Long-Term Relationships With Existing Major Customers

     The Company's strategy reflects its historic relationships with the major national quick service restaurant chains as a result of the high penetration rate of Taylor's soft serve ice cream freezers throughout that market. Management believes that these relationships have developed in large part because of the Company's extensive distribution and service network and its customized manufacturing capabilities, initially implemented at Taylor, that enable it to produce equipment to meet the high-quality and volume needs of each of its customers. In addition, Specialty intends to use the strength of its domestic refrigeration unit Beverage-Air, to expand Gamko's merchandiser equipment line. Based upon these relationships, the Company has been able to employ an integrated marketing approach which has expanded the customer base for each division. For example, Bloomfield coffee makers, Beverage-Air refrigeration equipment, Wells warmers and World Dryer hand dryers are now approved for use in McDonald's, Burger King, Wendy's and Hardee's, and other restaurants.

  Developing New Products and Line Extensions by Extending Engineering Expertise to Standardized Foodservice Equipment

     Another element of the Company's strategy is to adapt certain product features developed for the national chain accounts to enhance the Company's overall product line. Management believes that a large portion of the equipment and related products used in the foodservice industry is standardized and consequently subject to price competition, including import competition and purchasing considerations based on volume and freight costs. By improving some of these standard product features by using innovations developed in its applications engineering programs, the Company can differentiate its products and thus compete on bases other than price. In some cases, innovations developed by the Company for national chains have created new products for its general product lines and have enabled the Company to achieve manufacturing cost efficiencies by facilitating longer production runs. For example, the Company developed a grill, similar to the "two-sided" grill it developed for McDonald's, that it markets to the general foodservice industry.

OPERATIONS OUTSIDE THE UNITED STATES

     The Company has several international sales outlets. Its Gamko subsidiary manufactures refrigeration equipment in The Netherlands and has sales offices in the United Kingdom, France, The Netherlands and Germany. The Company's Canadian subsidiary, Bloomfield Industries Canada Limited, manufactures a portion of the Bloomfield line at its Mississauga, Ontario plant and markets the entire Bloomfield product line throughout Canada. Taylor has a foreign sales subsidiary in Rome, Italy, Taylor Freezer International, S.r.l., which administers certain of Taylor's export sales. All divisions have relationships with dealers and distributors which taken together provide sales and service support for the Company's products in more than 112 countries worldwide.

WORLDWIDE MARKETING AND DISTRIBUTION

     Management believes that a key to the Company's long-term relationships with its principal customers is its worldwide marketing, distribution and service network. These customers require a high degree of responsiveness in product development, production, delivery and service on a worldwide basis. Management believes that the Company's extensive distribution and service network, particularly at Taylor, gives it a competitive advantage in the markets in which it competes. Furthermore, the Company believes that it enjoys a favorable strategic position as a result of the relationships that each of its operating units has developed through the years with various customers. The Company believes that these relationships help implement its integrated marketing efforts, which have expanded the customer base for each of its global brands.

     The Company's global brands are marketed through a combination of field sales personnel, consisting of direct salespeople, commissioned agents and distributor salespeople. Each global brand has its own marketing, sales and service programs. The following table summarizes the primary distribution mechanisms employed by the Company:



          GLOBAL BRANDS                              PRINCIPAL DISTRIBUTION METHODS
 Taylor                       -    Independent distributor network consisting of 47 North American and
                                   99 international distributors
                              -    Direct sales support to national chains
 Beverage-Air                 -    Network of 38 independent representative firms and more than 1,500 foodservice equipment dealers and bottlers
                              -    Direct sales to soft drink bottlers
 Wells/Bloomfield             -    Network of 120 representative firms, more than
                                   1,500 foodservice equipment dealers and
                                   suppliers and 250 authorized service centers
                              -    Direct sales to office coffee services
 World Dryer                  -    Electrical, plumbing and janitorial supply distributors
                              -    Building contractors
                              -    Foodservice equipment dealers
                              -    Catalog supply houses
 Gamko                        -    Direct sales offices in France, The Netherlands, Germany and the United
                                   Kingdom
                              -    Direct sales to major breweries
                              -    Foodservice equipment dealers and suppliers


     Typically, the Company designs and produces equipment which satisfies the specifications of major national chains, bottlers and brewers, and markets that equipment through extensive networks of independent dealers, distributors and sales representatives directly to the chains, bottlers and brewers and restaurant operators. Management believes that the Company's marketing and distribution network is one of its major strengths as it allows the Company to consistently deliver high-quality customer service. Many dealers and distributors in this network have been associated with the Company and its businesses for more than 20 years. The Company also sells certain products directly to the chains.

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

BACKLOG

     The Company's backlog of unshipped orders was approximately $62.0 million at February 28, 1998, compared with $37.2 million at February 28, 1997. The Company expects to deliver its existing backlog during the current fiscal year.

EMPLOYEES

     As of February 28, 1998, the Company employed 2,565 persons, of whom 23 at Bloomfield's manufacturing facility in Forestview, Illinois were covered by collective bargaining agreements. The Company generally considers its relationships with employees to be satisfactory and has not experienced a work stoppage due to a labor dispute in more than 10 years.

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

DEPENDENCE ON MAJOR CUSTOMERS

     During fiscal 1996, 1997 and 1998, sales to McDonald's restaurants (both McDonald's owned and independently franchised) accounted for approximately 22%, 20% and 15%, respectively, of the Company's revenue. The decline in the sales percentage for fiscal 1998 was a result of the increased overall revenue of the Company combined with a decrease in sales to McDonald'. The decrease in sales is primarily attributable to a successful McDonald' freezer trade-in program in fiscal 1997 and a reduction in the purchase of two-sided cooking grills by McDonald's in the current fiscal year. Because of the importance of McDonald's as a customer, if sales to McDonald's were to substantially decrease without a corresponding increase to other customers, such decrease would have a material adverse effect on the Company's financial position. While management believes its relationship with McDonald's is favorable, the Company has no contracts with McDonald's assuring it of any sales beyond those reflected in its backlog.

     The Company's financial performance is tied closely to its major customers' demand for large quantities of mass produced customized products, or roll-outs. For example, in fiscal 1994 through the first six months of fiscal 1996, the Company's improved performance can be partially attributed to a significant rise in the number of orders for refrigerated point-of-purchase displays by soft drink bottlers. In the past, large roll-outs of products such as Taylor's two-sided grill have been similarly significant to the Company's performance. However, the ability to predict which customers and which products will experience roll-outs is limited, and there can be no assurances that in any year the Company will receive orders for any such roll-outs.

REGULATION AND ENVIRONMENTAL COMPLIANCE

     The Company is subject to the Federal Occupational Safety and Health Act and other laws regulating safety and noise exposure levels in the production areas of its facilities. The Company's facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment. Environmental laws and regulations that are material to the Company's operations include the Clean Air Act, which regulates air emissions and the phase-out of chlorofluorocarbons ("CFCs"), the Clean Water Act, which regulates discharges to waters of the United States, the Resource Conservation and Recovery Act, which regulates the handling and disposal of hazardous substances, the Comprehensive Environmental Response Compensation and Liability Act, which applies to cleanup of hazardous waste and the Emergency Planning and Community Right to Know Act, which applies to disclosure of information on the use of hazardous substances. Environmental laws and regulations that are material to the Company's operations also include state counterparts to these federal laws. In addition, the Company's European subsidiary, Gamko Holding B.V., is subject to the laws and regulations with regard to safety and the environment in The Netherlands. Management believes that the Company is in compliance with all applicable laws and regulations and believes that continued compliance with these laws and regulations will not require significant capital expenditures or affect the Company's future operations. See "-Legal Proceedings."

     The Company has made substantial investments in investigating and testing potential refrigerants and updating its product lines to use component parts that comply with the 1990 Amendments to the Clean Air Act, which institute a phase-out of the production and consumption of certain CFCs. Beverage-Air has eliminated components using CFCs from its medium temperature applications equipment, and Taylor has converted its low temperature compressor equipment away from components using CFCs. In both cases, the CFC based components have been replaced by components using hydrofluorocarbons, which are believed to be environmentally safer. In fiscal 1996, Beverage-Air was awarded the EPA's "Stratospheric Protection Award" for its efforts in meeting required conversion of refrigerants and eliminating CFC based components. The Company is continuing its efforts to reduce the number of its products using CFC based components.

     New legislation and regulations, as well as revisions to existing laws and regulations at the local, state and federal levels, may be proposed in the future concerning environmental matters and the foodservice equipment industry. Such proposals could affect the Company's operations, result in material capital expenditures, affect the desirability of the Company's existing products and/or could limit or create opportunities for the Company with respect to modification to existing products, and with respect to new products. While the Company is not aware of any proposed local, state or federal environmental statutes or regulations which will materially affect its operations or the market for its products or result in material capital expenditures, it cannot predict the effect from any possible future legislation or regulations. During fiscal 1998, other than normal equipment considerations, there were no material capital expenditures for environmental control facilities and no future material expenditures are anticipated.

SEASONALITY

     The Company experiences seasonal fluctuations in working capital requirements of approximately $10 million to $15 million, with working capital requirements generally peaking in February and March due to offering extended payment terms to distributors on soft serve ice cream, frozen drink and yogurt machine shipments before the spring and summer selling season.

ITEM 2.  PROPERTIES

FACILITIES AND MANUFACTURING

     The Company's manufacturing facilities are generally equipped to process products from raw materials to finished products. Management believes that the Company's equipment and facilities are well-maintained and generally are, and will continue to be, adequate for the Company's present and immediate future needs.

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

     The following table sets forth certain information relating to the Company's principal facilities:

                                                                                  Approx. Square  Owned/Date of
         Division                Locations                         Use                Footage     Lease Expiration
         --------                ---------                         ---                -------     ----------------
Taylor                     Rockton, IL          Manufacturing and office
                                                facilities                            336,000    Owned
                                                Technical training facility            25,000    Owned
                                                Warehouse facility                      7,600    Month-to-Month
                                                Warehouse facility                     28,800    December 2001
                                                Warehouse facility                      5,600    Month-to-Month
                           Rosemont, IL         Warehouse and office facility          10,500    April 2001
Beverage-Air               Spartanburg, SC      Manufacturing, office and             323,000    Owned
                                                warehouse facilities
                                                Warehouse facility                     53,000    December 1998
                           Honea Path, SC       Manufacturing facility                 60,000    Owned
                           Brookville, PA       Manufacturing facility                145,000    December 2000

Wells/Bloomfield           Verdi, NV            Manufacturing and office
                                                facilities                             90,000    June 2002
                                                Manufacturing and office
                                                facilities                             18,000    Owned
                                                Manufacturing facility                 24,300    Owned

                           Sparks, NV           Warehouse facility                     28,000    March 2000

                           Mississauga,         Manufacturing and                      37,200    October 2000
                           Ontario, Canada      office facilities
                           Forestview, IL       Decanter manufacturing facility        43,000    July 1999

World Dryer                Berkeley, IL         Manufacturing and office               50,000    February 2003
                                                facilities

Gamko                      Etten-Leur, The      Manufacturing and office              131,000    April 1998
                           Netherlands          facilities

Executive Office           Aurora, IL           Office facility                         5,100    November 2000

ITEM 3.  LEGAL PROCEEDINGS

 Litigation

     The Company was a defendant along with other defendants in an action filed on July 20, 1995 entitled "Thermodyne Food Service Products, Inc. and AFTEC, Inc. v. McDonald's Corporation, et al." in the United States District Court, Northern District of Illinois, Eastern Division. Plaintiffs alleged that the Company and other defendants misappropriated trade secrets in connection with the Company's development of an oven for McDonald's and OSI. As a result of a ruling on a motion to dismiss, all the claims against the Company other than the trade secret claim were dismissed. The case was settled by the terms of a confidential settlement agreement dated May 28, 1997 pursuant to which one of the defendants agreed to make a settlement payment in a confidential amount. Although the Company is not required under the terms of this settlement agreement to pay any damages or make any settlement payments, it is possible that the codefendant who did make a settlement payment will seek a contribution from the Company. The Company has not established a reserve in its financial statements relating to this matter.

     The Company and certain of its current and former directors are named as defendants in an action filed by Virginia A. Noerr, who claims to own shares of the Company's common stock. The action "Noerr v. Greenwood et al.," C.A. No. 14320, is pending in the Court of Chancery for the State of Delaware in and for New Castle County, Delaware. Plaintiff purports to bring this action both as a class action on behalf of all stockholders of record on April 2, 1993 and derivatively for the benefit of the Company. Plaintiff's complaint, which has twice been amended, asserts that (i) the defendants breached their fiduciary duties to the Company by soliciting stockholder approval of the Company's Executive Long-Term Incentive Plan and Non-Employee Directors Long-Term Incentive Plan by means of a misleading proxy statement and (ii) the Board breached its fiduciary duty in approving such option plans. The complaint seeks an order declaring the stockholder approval of those option plans void, canceling the options granted thereunder, enjoining the directors exercising any such options, imposing a constructive trust for the benefit of the Company upon any profits the individual named defendants may have made through exercise of their options, requiring an accounting in connection therewith, and awarding unspecified damages plus plaintiff's attorneys' fees and expenses also in an unspecified amount. The most recent amended complaint was filed after the court granted in part the defendants' joint motion to dismiss the complaint, striking certain non-disclosure claims; the court's order, however, denied the remainder of defendants' motion to dismiss. The Company and the individual defendants believe that the allegations made in the complaint as amended are without merit and are factually incorrect and the Company intends to contest these allegations vigorously. The individual defendants have each made demand upon the Company for indemnification with respect to this action. The Company believes that if the Company were liable to the individual defendants for indemnification, the uninsured portion of such liability would not be material to the Company.

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

Letters of Credit

     As of January 31, 1998, the Company had letters of credit outstanding totaling $10.0 million, which guarantee various business activities, including $6.5 million of letters of credit which guarantee the Industrial Project Revenue Bonds.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of the year ended January 31, 1998.

                        EXECUTIVE OFFICERS OF THE COMPANY


                                             Year First Joined
                                              Specialty or a
                                                Predecessor
                Name                 Age         Business                  Position and Offices Held
                ----                 ---         --------                  -------------------------
   Daniel B. Greenwood                78           1955         Director and Chairman of the Board
   Jeffrey P. Rhodenbaugh             43           1986         Chief Executive Officer, President, Chief
                                                                Operating Officer, Chief Executive Officer of
                                                                Taylor and Director
   Donald K. McKay                    66           1977         Executive Vice President, Chief  Financial
                                                                Officer, Treasurer and Secretary
   William W. Robertson               67           1970         Chairman, Chief Executive Officer and President
                                                                of  Beverage-Air

     Mr. Greenwood has served as Chairman of the Board since January 1985. He also served as Chief Executive Officer from that date until September 1988 and from November 18, 1993 to January 31, 1995. On February 1, 1995, Mr. Greenwood resigned as Chief Executive Officer upon the election to such office of Mr. William E. Dotterweich. Mr. Greenwood has served as a director since January 1985. Prior to January 1985, he was employed by Taylor for 30 years, most recently as President.

     Mr. Rhodenbaugh has been President and Chief Operating Officer of the Company and Chief Executive Officer of Taylor since September 1996. He became Chief Executive Officer of the Company on May 1, 1997 upon Mr. Dotterweich's retirement. He was elected to the Board of Directors on April 30, 1997. He was President of Beverage-Air from March 1996 to September 1996. From April 1993 to March 1996 he served as Executive Vice President of Beverage-Air. He also served a Vice President of Marketing of the Company from January 1991 to September 1996. He served as President of Wells from January 1990 to January 1991 and as Wells' Vice President of Sales and Marketing from 1986 to January 1990. Mr. Rhodenbaugh joined Wells after nine years at Hobart Corporation as a field sales employee and national account manager. Mr. Rhodenbaugh serves on the board of directors and executive committee and, in 1997, he served as president of the North American Association of Food Equipment Manufacturers (NAFEM).

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

     Mr. Robertson has been employed by Beverage-Air since 1970 and has been Chairman and Chief Executive Officer of Beverage-Air since March 1, 1996. From 1974 until March 1, 1996 and since September 1996 Mr. Robertson has served as President of Beverage-Air. From April 1987 to March 1992 Mr. Robertson served as a director of the Company.

                                     PART II

ITEM 5.  MARKETS FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The shares of Common Stock of the Company were listed and began trading on the Nasdaq Stock Market on December 1, 1993. As of the close of business on March 23, 1998, there were approximately 60 holders of record of the shares of Common Stock of the Company. The Company estimates that there are approximately 1,300 beneficial holders of its Common Stock as of the close of business on March 23, 1998. The closing price of the Company's stock on March 23, 1998 as reported by the Nasdaq Stock Market was $17-7/8. The following table sets forth the market price per share for the Common Stock of the Company.

                                                                                     Market Price
                                                                            High                      Low
                                                                            ----                      ---
Period from February 1, 1996 to April 30, 1996                             15-1/8                   10-7/8
Period from May 1, 1996 to July 31, 1996                                   15-3/4                   10-1/4
Period from August 1, 1996 to October 31, 1996                             13-3/4                   10-3/8
Period from November 1, 1996 to January 31, 1997                           14-1/4                     11
Period from February 1, 1997 to April 30, 1997                             14-1/8                   12-1/8
Period from May 1, 1997 to July 31, 1997                                   16-1/4                   12-1/4
Period from August 1, 1997 to October 31, 1997                             17-1/2                   14-3/4
Period from November 1, 1997 to January 31, 1998                           17-3/8                   15-1/2

     The Company has paid no dividends on its Common Stock and it is the Company's present intention to not pay dividends in the foreseeable future. The Company's ability to pay dividends is restricted by covenants contained in the BA Credit Agreement and the indenture for the Notes.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

     The following table sets forth selected consolidated financial and operating data for the Company and its predecessors for the periods and at the dates indicated. The selected consolidated operating and financial data, at or for each of the full fiscal years, presented below was derived from the Consolidated Financial Statements of the Company, which were audited by KPMG Peat Marwick LLP, independent auditors. The table should be read in conjunction with the Consolidated Financial Statements, related notes, and other financial information.

                                               SELECTED FINANCIAL DATA
                                   (in thousands, except ratio and per share data)

                                                                        YEARS ENDED JANUARY 31,
                                                       1994          1995          1996          1997          1998
                                                       ----          ----          ----          ----          ----
OPERATING DATA:
Net revenue                                          $ 320,873     $ 371,730     $ 392,512     $ 401,230     $ 433,121
Gross margin                                            98,981       119,273       123,747       122,110       133,899
Earnings (loss) from operations before
  interest expense and income taxes                    (34,219)      (18,311)       39,379        60,723        63,043
Earnings (loss) before extraordinary item              (58,420)      (53,996)        8,911        34,122        37,542
Net earnings (loss)                                    (58,420)      (53,996)        8,693        32,338        37,542
Net earnings (loss) per common share                     (3.56)        (3.29)         0.44          1.61          1.86
Interest expense                                        17,117        22,997        21,010        18,714        15,944
Pro forma interest expenses (4)                         24,382             -             -             -             -
Ratio of earnings to fixed charges (1)                       -             -          1.81x         3.07x         3.85x
FINANCIAL RATIOS AND OTHER DATA:
EBITDA (2)                                            $ 45,537      $ 60,629      $ 65,973      $ 66,992      $ 68,882
Depreciation                                             4,540         3,954         4,309         4,616         4,871
Amortization (3)                                        75,216        74,986        22,285         1,653           968
Capital expenditures                                     4,295         6,693         5,666         9,185         4,715
Ratio of EBITDA to interest expense                       2.66x         2.64x         3.14x         3.58x         4.32x
Ratio of EBITDA to pro forma interest expense             1.87x            -             -             -             -
Ratio of EBITDA less capital expenditures to
  interest expense                                        2.41x         2.35x         2.87x         3.09x         4.02x
Ratio of EBITDA less capital expenditures to
  pro forma interest expense (4)                          1.69x            -             -             -             -

                                                                              JANUARY 31,
BALANCE SHEET DATA (AT PERIOD END):                    1994          1995          1996          1997          1998
                                                       ----          ----          ----          ----          ----
Total assets                                         $ 231,630     $ 168,576     $ 180,235     $ 176,916     $ 241,450
Cash and cash equivalents, including
  restricted cash equivalents                            2,803         6,907        34,320        10,846        42,609
Long-term debt, including current installments         219,416       199,179       193,215       155,581       177,986
Total other liabilities                                 79,455        90,192        94,641        92,566       102,275
Total stockholders' deficit                            (67,241)     (120,795)     (107,621)      (71,231)      (38,811)


1.       For purposes of determining this ratio, earnings consist of earnings
         (loss) from operations before income tax expense (benefit) plus interest expense and amortization of deferred financing costs. Fixed charges consist of interest expense, plus amortization of deferred financing costs. Earnings were insufficient to cover fixed charges by $51.3 million and $41.3 million for fiscal 1994 and 1995, respectively.

2. EBITDA is defined as earnings from operations before interest expense, income tax expense (benefit), depreciation and amortization. EBITDA does not represent earnings from operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity, but rather provides additional information related to debt service capability.

3. Amortization expense includes the amortization of deferred financing costs, reorganization value in excess of amounts allocable to identifiable assets, goodwill, other intangible assets and unearned compensation.

4. Pro forma interest expense, the ratio of EBITDA to pro forma interest expense, and the ratio of EBITDA less capital expenditures to pro forma interest expense, are calculated assuming the Refinancing had occurred on February 1, 1993 (instead of December 1, 1993).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   A substantial portion of the Company's revenue is derived from new foodservice equipment requirements generated by openings of new facilities by national quick service restaurant chains, convenience store chains and specialty chains or their need to replace existing equipment. Since 1991, the foodservice equipment market has grown, primarily as a result of the domestic and international growth of the major U.S. restaurant chains. In 1996 (the most recent available data), the domestic operating unit growth rate of U. S. major restaurant chains was 5.7%. In addition, the major quick service restaurant chains have commenced significant international expansion. In 1996, the operating unit growth rate of the four largest U.S. restaurant chains in international markets was approximately 17% which is nearly double its growth rate of 9.5% in 1989. The Company's largest customer, McDonald's, alone accounts for more than 50% of all international sales realized by the four largest U.S. restaurant chains (source: Technomics Top 100). Also, the Company's customers in the quick service restaurant industry have increased their demand for newer equipment, due in part to international expansion, menu expansion efforts, remodeling of existing stores and an increased emphasis on improved sanitation and labor and energy efficiency. Management believes that, given the Company's historic relationships with the major quick service restaurant chains, bottlers and brewers, the Company is well positioned to capitalize upon these growth opportunities. Also, the Company has made certain operational changes which management believes have contributed to the Company's improved results.

   The Company's financial performance is tied closely to its major customers' demands for large quantities of mass produced customized products, or roll-outs. For example, from fiscal 1994 through the first six months of fiscal 1996, the Company's improved performance can be partially attributed to a continuing significant rise in the number of orders for refrigerated point-of-purchase displays by soft drink bottlers, primarily those associated with Coca-Cola and PepsiCo products. During the last six months of fiscal 1996, the sales order backlog and demand for refrigerators from the soft drink bottlers returned to its historic pattern of being lower in the months of August through January as a result of lower demand from the bottler industry for point-of-purchase units. However, during fiscal 1997 and 1998, sales of refrigeration equipment to the soft drink bottler industry increased, particularly internationally. In the past, large roll-outs of products such as Taylor's "two-sided" grill have been similarly significant to the Company's performance. However, the ability to predict which customers and which products will experience roll-outs is limited, and there can be no assurances that in any year the Company will receive orders for any roll-outs.

RESULTS OF OPERATION

FISCAL YEAR ENDED JANUARY 31, 1998 COMPARED TO FISCAL YEAR ENDED JANUARY 31,
1997.

   Revenue. Revenue for fiscal 1998 increased 7.9% to $433.1 million compared with $401.2 million for the prior fiscal year. The revenue increase was primarily attributable to increased sales of refrigeration equipment to the soft drink bottlers and sales by Gamko of $12.8 million which was acquired in August 1997. Sales were offset, in part, by a decline in domestic sales of equipment to the Company's largest customer. The decline in the sales to this customer is primarily attributable to a successful freezer trade-in program in fiscal 1997 and a reduction in the purchase of two-sided cooking grills by this customer. Although the Company is no longer the sole supplier of two-sided cooking grills to this customer, it has continued to receive a dominant share of that business. There is no assurance that the Company will maintain such dominant share. See "Item 1 - Dependence on Major Customer." Revenue attributable to sales of products for use outside the United States increased by 11.0% in fiscal 1998, as compared with fiscal 1997. The increase is attributable to sales of refrigeration equipment by Gamko. Fiscal 1998 revenue from sales of products for use outside the United States constituted 32.1% of revenue compared with 31.2% in fiscal 1997.

   Gross Margin. Gross margin for fiscal 1998 increased 9.7% to $133.9 million, compared with $122.1 million in fiscal 1997. As a percent of revenue, gross margin increased from 30.4% in fiscal 1997 to 30.9% in fiscal 1998. The increase is primarily attributable to a favorable sales mix, due in part to the integration of Gamko.

   Selling, General and Administrative Expenses (SG&A). SG&A expenses for fiscal 1998 increased 17.0% to $69.9 million compared with $59.7 million in fiscal 1997. As a percent of revenue, SG&A increased from 14.9% to 16.1% of revenue, respectively, in fiscal 1998 as compared to fiscal 1997. The increase in fiscal 1998 SG&A expenses was due to favorable casualty insurance experience in the prior year, higher selling, sales promotion and increased research and development expenses in fiscal 1998 and the integration of Gamko.

   Amortization. Amortization for fiscal 1998 decreased 41.4% to $1.0 million, compared with $1.7 million in fiscal 1997.

   Interest Expense. Interest expense for fiscal 1998 decreased 14.8% to $15.9 million from $18.7 million in fiscal 1997. The decrease is principally due to repurchasing $31.0 million of the outstanding Notes in fiscal 1997 and reducing net outstanding debt by $9.4 million in fiscal 1998.

   Income Taxes. Income tax expense for fiscal 1998 increased 21.2% to $9.6 million from $7.9 million in fiscal 1997 due to increased earnings. Tax expense for fiscal 1998 included recognition of tax benefits related to deferred tax assets of $7.1 million, of which $5.1 million was due to a reduction in the valuation allowance. Tax expense for fiscal 1997 included the recognition of $7.2 million of tax benefits related to deferred tax assets, of which $5.1 million was due to a reduction in the valuation allowance.

FISCAL YEAR ENDED JANUARY 31, 1997 COMPARED TO FISCAL YEAR ENDED JANUARY 31,
1996.

   Revenue. Revenue for fiscal 1997 increased 2.2% to $401.2 million compared with $392.5 million for the prior fiscal year. The revenue increase was primarily attributable to increased sales of ice cream freezer equipment and increased sales of cooking equipment. Sales were offset, in part, by a decline in sales of refrigeration equipment to the domestic bottlers. Revenue attributable to sales of products for use outside the United States increased by 18.4% in fiscal 1997, as compared with fiscal 1996. The increase is attributable to increased sales of refrigeration equipment to the international bottlers and increased sales of ice cream freezer and cooking equipment to the Company's largest customer. Fiscal 1997 revenue from sales of products for use outside the United Sates constituted 31.2% of revenue compared with 26.7% in fiscal 1996.

   Gross Margin. Gross margin for fiscal 1997 decreased 1.3% to $122.1 million, compared with $123.7 million in fiscal 1996. As a percent of revenue, gross margin declined from 31.5% in fiscal 1996 to 30.4% in fiscal 1997. The decline in gross margin percentage was largely due to higher direct material costs, primarily stainless steel.

   Selling, General and Administrative Expenses (SG&A). SG&A expenses for fiscal 1997 decreased 3.8% to $59.7 million compared with $62.1 million in fiscal 1996. As a percent of revenue, SG&A declined from 15.8% to 14.9% of revenue, respectively, in fiscal 1997 as compared to fiscal 1996. The decrease in fiscal 1996 SG&A expenses was primarily due to favorable casualty insurance experience during fiscal 1997, lower product warranty expense and a continuation of cost reduction efforts initiated in fiscal 1996 and 1997.

   Amortization. Amortization for fiscal 1997 decreased 92.6% to $1.7 million, compared with $22.3 million in fiscal 1996. The decline was due to the completion of the amortization period of the "Excess Reorganization Value" on March 31, 1995. The Excess Reorganization Value was amortized over three years beginning April 1992.

   Interest Expense. Interest expense for fiscal 1997 decreased 10.9% to $18.7 million from $21.0 million in fiscal 1996. The decrease is principally due to a decrease in total borrowings.

   Income Taxes. Income tax expense for fiscal 1997 decreased 16.6% to $7.9 million from $9.5 million in fiscal 1996. The decrease in tax expense is largely attributable to the recognition of tax benefits related to deferred tax assets of $7.2 million of which $5.1 million was due to a reduction in the valuation allowance for deferred tax assets. This effect was offset partially by increased earnings before taxes and amortization of approximately $3.0 million, which increased income tax expense by approximately $1.2 million.

   The following table sets forth selected operating data as a percentage of net revenue:

                                                                    FISCAL       FISCAL       FISCAL
                                                                   1996 (%)     1997 (%)     1998 (%)
                                                                   --------     --------     --------
Beverage-Air                                                           39.0         40.2         43.4
Taylor                                                                 42.5         42.4         36.9
Gamko                                                                   -            -            3.0
Wells/Bloomfield                                                       14.9         14.1         13.4
World Dryer                                                             3.6          3.3          3.3
                                                                      -----        -----        -----
  Net revenue                                                         100.0        100.0        100.0
Gross margin                                                           31.5         30.4         30.9
Selling, general and administrative expenses                           15.8         14.9         16.1
Amortization                                                            5.7          0.4          0.2
                                                                      -----        -----        -----
  Earnings from operations                                             10.0         15.1         14.6
Interest expense, net                                                  (5.4)        (4.7)        (3.7)
Income taxes                                                           (2.3)        (1.9)        (2.2)
                                                                      -----        -----        -----
  Earnings before extraordinary item                                    2.3          8.5          8.7
                                                                      =====        =====        =====


LIQUIDITY AND CAPITAL RESOURCES

   Total cash flows provided by operations were $40.8 million, $24.0 million and $47.0 million in fiscal 1996, 1997 and 1998, respectively. These amounts primarily represent net earnings (loss) plus depreciation and amortization and the impact of cash flows from working capital requirements. Total cash flows from operations for fiscal 1998 resulted from an increase in net earnings and cash flows from working capital.

   Net cash used in investing activities amounted to $7.7 million, $7.7 million, and $25.9 million in fiscal 1996, 1997 and 1998, respectively. The increase is attributable to $21.6 million used for acquisition of businesses, primarily Gamko, partially offset by lower capital expenditures of $4.5 million in fiscal 1998. Capital expenditures were $4.7 million in fiscal 1998 compared to $9.2 million in fiscal 1997. The Company's capital expenditures in fiscal 1998, of $4.7 million, decreased compared to the prior year as a result of the addition of a new Beverage-Air manufacturing facility and the addition of Taylor's Technical/Development Center in the prior year. The Company expects capital spending to be approximately $9.0 million in the next fiscal year. It is anticipated that the expenditures for tooling, machinery and equipment will be funded in part from short term investments of $2.7 million made by the Company from proceeds from Industrial Project Revenue Bond financing.

   Net cash provided by (used in) financing activities amounted to $(5.2) million, $(37.9) million and $10.8 million in fiscal 1996, 1997 and 1998, respectively. In fiscal 1998, in connection with the Gamko acquisition, the Company obtained bank financing of $18.0 million. In fiscal 1996, the Company repaid in full its senior term loan of $15.0 million, repaid $7.0 million of its line of credit and acquired $5.0 million of its Notes. In fiscal 1997, the Company acquired $31.0 million of its Notes. In fiscal 1997, the Company recorded an extraordinary loss of $1.8 million (net of taxes) for the premium paid on the early extinguishment of the Notes. The BA Credit Agreement provides for a $60 million credit facility which includes an unsecured line of credit of $45 million and a $15 million facility for letters of credit.

   The Company's BA Credit Agreement expires on November 30, 1998. The first call date on the Notes is December 1, 1998. The Company believes that given the current interest rate environment and the Company's improved credit position it may be able to refinance the Notes and the BA Credit Agreement under more favorable terms, although there can be no assurance that such refinancing will be possible.

     As of January 31, 1998, the Company had no borrowings under the BA Credit Agreement for working capital purposes and $10.0 million for letters of credit. The amount available for additional borrowings under this facility was approximately $45.0 million at January 31, 1998. Interest rates under the Bank Credit Agreement equal the Bank Rate, as defined (5.65% at January 31, 1998) plus 0.40% for the revolving line of credit (at the Company's option the interest can be the lender's base rate (8.50% at January 31, 1998) for the revolving line of credit). The Company reported working capital of $56.6 million at January 31, 1998. The Company's average operating working capital (defined as average monthly gross accounts receivable and net inventory less accounts payable) as a percentage of sales declined from 23% during fiscal 1995 to 21% during fiscal 1998.

   In September 1997, the Company announced its intention to acquire up to $10 million of its common stock in open market and private transactions. As of January 31, 1998, the Company had acquired 403,896 shares at a total cost of $6,579,000.

   The Company's earnings from operations were sufficient to cover fixed charges by $18.4 million, $42.0 million and $47.1 for fiscal 1996, fiscal 1997 and fiscal 1998, respectively. The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) exceeded its fixed charges by $43.3 million, $48.3 million and $52.4 million for fiscal 1996, 1997 and 1998, respectively.

   The Company had four financial covenants to meet at January 31, 1998 under the BA Credit Agreement dated December 1, 1993 - a liquidity ratio covenant at January 31, 1998 of at least 1.25:1.00; a senior funded debt to cash flow ratio covenant as of January 31, 1998 of not greater than 2.00:1.00; a total funded debt to cash flow ratio for the twelve months ended January 31, 1998 of not greater than 3.50:1.00; and an interest coverage ratio of at least 2.00:1.00. The Company met each of these covenants as it reported a liquidity ratio of 24.95:1.00 at January 31, 1998; a senior funded debt to cash flow ratio of 0.09:1.00 as of January 31, 1998; a total funded debt to cash flow ratio for the twelve months ended January 31, 1998 of 2.53:1.00; and an interest coverage ratio for the twelve months ended January 31, 1998 of 4.03:1.00.

   Management believes that the sources of capital described above, together with internally generated funds, will be adequate to meet the Company's anticipated capital and cash requirements for the foreseeable future, including debt service and corporate income taxes. The Company experiences certain seasonal fluctuations in its working capital requirements. See "Item 1 - Seasonality."

IMPACT OF INFLATION

   Management does not believe that inflation has had a material impact on the Company's operations during fiscal 1998. Management believes that the Company may face increasing costs in the upcoming fiscal year as a result of inflation which the Company may not fully be able to offset with increased productivity or pass on to its customers due to competitive factors within the industry.

ACCOUNTING STANDARDS

   In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires the prominent display of comprehensive income and its components in the financial statements. The Company is required to comply with SFAS No. 130 in fiscal year 1999 and estimates its adoption will not have a material effect on the consolidated financial statements.

   In June, 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements. The Company is required to comply with SFAS No. 131 in fiscal year 1999 and estimates its adoption will not have a material effect on the consolidated financial statements.

   In February, 1998, the FASB issued SFAS No. 132, "Employers Disclosures About Pension and Postretirement Benefits," which amends certain financial statement disclosures. The Company is required to comply with SFAS No. 132 in fiscal year 1999 and estimates its adoption will not have a material effect on the consolidated financial statements.

YEAR 2000

   In 1996, the Company began converting its computer systems to be Year 2000 compliant (i.e., to recognize the difference between '99 and '00 as one year instead of negative 99 years). The Company expects to be Year 2000 compliant on or before December 31, 1998. As part of this project the Company is also monitoring the Year 2000 compliance status of its major distributors and suppliers. Total costs of the project through January 31, 1998 have been approximately $175,000. The costs to complete the project are estimated to be approximately $275,000. The costs are being funded through operating cash flows and are expensed as incurred.

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

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following pages contain the Financial Statements and Supplementary Data as required by Item 8 of Part II of Form 10-K.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of Specialty Equipment Companies, Inc.:

   We have audited the accompanying consolidated balance sheets of Specialty Equipment Companies, Inc. (the "Company") and subsidiaries as of January 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended January 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Specialty Equipment Companies, Inc. and subsidiaries as of January 31, 1997 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.





                                                  KPMG PEAT MARWICK LLP




 Chicago, Illinois
 March 19, 1998

                       SPECIALTY EQUIPMENT COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                                              January 31,
                                                                                          1997         1998
                                                                                          ----         ----
ASSETS
Current assets:
  Cash and cash equivalents                                                             $  7,787     $ 39,947
  Accounts receivable, net                                                                53,486       63,043
  Inventories                                                                             55,311       54,030
  Deferred tax assets, net                                                                10,210       15,310
  Other current assets                                                                     5,637        3,143
                                                                                        --------     --------
            Total current assets                                                         132,431      175,473
Property,  plant and equipment, net                                                       34,217       38,743
Restricted cash equivalents                                                                3,059        2,662
Goodwill                                                                                       -       15,645
Other intangibles, net                                                                     5,861        7,973
Other assets                                                                               1,348          954
                                                                                        --------     --------
            Total assets                                                                $176,916     $241,450
                                                                                        ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current installments of long-term debt                                                $    141     $ 18,395
  Accounts payable                                                                        25,371       26,425
  Accrued liabilities                                                                     59,852       68,748
  Accrued income taxes                                                                     4,939        5,340
                                                                                        --------     --------
            Total current liabilities                                                     90,303      118,908

Long-term debt, excluding current installments                                           155,440      159,591
Other non-current liabilities                                                              2,404        1,762

Stockholders' equity (deficit):
  Common stock, $.01 par value, 25,000,000 shares authorized,
  17,985,918 and 18,082,804 shares issued and outstanding at
  January 31, 1997 and 1998, respectively                                                    180          181
  Additional paid-in capital                                                              54,501       58,298
  Accumulated deficit                                                                   (125,583)     (88,041)
  Foreign currency translation adjustment                                                   (191)        (308)
  Other                                                                                     (138)      (2,327)
  Treasury stock, at cost, 403,896 shares at January 31, 1998                                  -       (6,614)
                                                                                        --------     --------
            Total stockholders' deficit                                                  (71,231)     (38,811)
                                                                                        --------     --------
            Total liabilities and stockholders' deficit                                 $176,916     $241,450
                                                                                        ========     ========


The accompanying notes are an integral part of these consolidated statements.

                       SPECIALTY EQUIPMENT COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                            Years Ended January 31,
                                                                     1996             1997            1998
                                                                     ----             ----            ----
Net revenue                                                        $ 392,512         $401,230        $433,121
Cost of sales                                                        268,765          279,120         299,222
                                                                   ---------         --------        --------
   Gross margin                                                      123,747          122,110         133,899
Selling, general and administrative expenses                          62,083           59,734          69,888
Amortization                                                          22,285            1,653             968
                                                                   ---------         --------        --------
Earnings from operations                                              39,379           60,723          63,043
Interest expense, net                                                 21,010           18,714          15,944
                                                                   ---------         --------        --------
Earnings from operations before income taxes                          18,369           42,009          47,099
Income taxes                                                           9,458            7,887           9,557
                                                                   ---------         --------        --------
Earnings before extraordinary item                                     8,911           34,122          37,542
Extraordinary item                                                      (218)          (1,784)              -
                                                                   ---------         --------        --------
Net earnings                                                       $   8,693         $ 32,338        $ 37,542
                                                                   ---------         --------        --------
Basic earnings per share before extraordinary item                 $    0.53         $   1.95        $   2.07
Extraordinary item                                                     (0.01)           (0.10)            -
                                                                   ---------         --------        --------
Basic earnings per share                                           $    0.52         $   1.85        $   2.07
                                                                   =========         ========        ========

Diluted earnings per share before extraordinary item               $    0.45         $   1.70        $   1.86
Extraordinary item                                                     (0.01)           (0.09)            -
                                                                   ---------         --------        --------
Diluted earnings per share                                         $    0.44         $   1.61        $   1.86
                                                                   =========         ========        ========

Weighted average shares outstanding - basic                           16,872           17,514          18,143
Weighted average shares outstanding - diluted                         19,709           20,058          20,205


 The accompanying notes are an integral part of these consolidated statements

                       SPECIALTY EQUIPMENT COMPANIES, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)


                                                                                     Foreign
                                                     Additional                     Currency     Treasury
                                           Common      Paid-in     Accumulated     Translation   Stock and
                                            Stock      Capital       Deficit       Adjustment      Other        Total
                                            -----      -------       -------       ----------      -----        -----
Balance at January 31, 1995               $ 164     $45,962       $ (166,614)       $ (275)   $    (32)     $(120,795)
Net earnings                                  -           -            8,693             -           -          8,693
Exercise of stock options                     9         860                -             -           -            869
Tax benefit of stock options                  -       4,073                                                     4,073
Minimum pension liability                     -           -                -             -        (504)          (504)
Foreign currency translation                  -           -                -            43          -              43
                                          -----     -------       ----------        ------    --------      ---------
Balance at January 31, 1996                 173      50,895         (157,921)         (232)       (536)      (107,621)
Net earnings                                  -           -           32,338             -           -         32,338
Exercise of stock options                     7         789                -             -           -            796
Tax benefit of stock options                  -       3,354                -             -           -          3,354
Options cancelled for taxes                   -      (1,052)               -             -           -         (1,052)
Utilization of NOL carryforward               -         515                -             -           -            515
Minimum pension liability                     -           -                -             -         398            398
Foreign currency translation                  -           -                -            41          -              41
                                          -----     -------       ----------        ------    --------      ---------
Balance at January 31, 1997                 180      54,501         (125,583)         (191)       (138)       (71,231)
Net earnings                                  -           -           37,542             -           -         37,542
Exercise of stock options                     1       1,525                -             -           -          1,526
Tax benefit of stock options                  -       3,065                -             -           -          3,065
Options cancelled for taxes                   -      (1,885)               -             -           -         (1,885)
Treasury stock                                -           -                -             -      (6,614)        (6,614)
Utilization of NOL carryforward               -       1,092                -             -           -          1,092
Minimum pension liability                     -           -                -             -      (2,189)        (2,189)
Foreign currency translation                  -           -                -          (117)          -           (117)
                                          -----     -------       ----------        ------    --------      ---------
Balance at January 31, 1998               $ 181     $58,298       $  (88,041)       $ (308)   $ (8,941)     $ (38,811)
                                          =====     =======       ==========        ======    ========      =========



The accompanying notes are an integral part of these consolidated statements.

                       SPECIALTY EQUIPMENT COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            Years Ended January 31,
                                                                      1996          1997           1998
                                                                      ----          ----           ----
Cash flows from operating activities:
Net earnings (loss)                                                  $ 8,693      $ 32,338       $ 37,542
Items not affecting cash:
   Depreciation                                                        4,307         4,584          4,856
   Amortization                                                       22,414         2,303            968
   Deferred taxes                                                     (5,105)       (5,105)        (5,100)
   Utilization of net operating loss carryforward                      1,742         1,092          1,092
Changes in current assets and liabilities (excluding
effects of business acquired):
   Accounts receivable                                                  (381)       (8,027)        (4,787)
   Inventories                                                         2,260        (3,341)         4,335
   Other current assets                                               (2,249)           41          3,141
   Accounts payable and other current liabilities, excluding
       current installments of long-term debt                          9,118            89          4,944
                                                                     -------       -------       --------
            Net cash flows provided by operating activities           40,799        23,974         46,991

Cash flows from investing activities:
   Additions to property, plant and equipment                         (5,666)       (9,185)        (4,715)
   Disposal of property, plant and equipment                             198            38             49
   Cash equivalents restricted for capital additions                  (2,210)        2,814            397
   Businesses acquired                                                    -         (1,321)       (21,584)
                                                                     -------       -------       --------
            Net cash used in investing activities                     (7,678)       (7,654)       (25,853)
                                                                     -------       -------       --------
Cash flows from financing activities:
   Net decrease in revolving credit facilities                        (6,967)            -              -
   Proceeds from long-term debt                                        6,400             -         18,000
   Repayments of long-term debt                                       (5,397)      (37,601)          (264)
   Financing costs                                                      (111)            -              -
   Proceeds from exercise of stock options                               869           796          1,526
   Options cancelled for taxes                                             -        (1,052)        (1,885)
   Acquisition of treasury stock                                           -             -         (6,614)
                                                                     -------       -------       --------
             Net cash provided by (used in) financing activities      (5,206)      (37,857)        10,763
                                                                     -------       -------       --------
Other, net                                                            (2,712)          877            259
                                                                     -------       -------       --------
Net increase (decrease) in cash                                       25,203       (20,660)        32,160
Cash:
   Beginning of period                                                 3,244        28,447          7,787
                                                                     -------       -------       --------
   End of period                                                     $28,447       $ 7,787       $ 39,947
                                                                     =======       =======       ========


The accompanying notes are an integral part of these consolidated statements.

                       SPECIALTY EQUIPMENT COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         January 31, 1996, 1997 AND 1998

1.  ORGANIZATION OF BUSINESS

   Specialty Equipment Companies, Inc. (the "Company") is a manufacturer of a diversified line of highly engineered commercial and institutional foodservice equipment that is used by a variety of quick service restaurant chains, convenience store chains, specialty chains, soft drink bottlers and institutional foodservice operators.

   The Company was incorporated on November 28, 1984 in the State of Delaware. All of the significant U. S. operations are divisions of Specialty Equipment Manufacturing Corporation, a wholly-owned subsidiary of the Company, which was organized on January 31, 1998. Quaboes B.V., acquired in order to facilitate the acquisition of Gamko Holding B.V. ("Gamko"), and Gamko are wholly-owned subsidiaries of the Company, based in The Netherlands. World Dryer Co., Limited is a division of Bloomfield Industries Canada Limited, which is a wholly-owned subsidiary of the Company. Taylor Freezer International, S.r.l., Taylor Freezer (Cyprus) Ltd., Taylor-Chicago Corp. and Coolpart B.V. are wholly-owned subsidiaries of the Company. FM Manufacturing, Inc. (formerly known as Market Forge Co.) is a wholly-owned subsidiary, but has not had any operations since October 1993. Included in revenue for fiscal 1996, 1997 and 1998 are $105.9, $125.4 and $139.1 million, respectively, of export sales, principally to Europe, Asia and Latin America. Sales to one customer approximated 22%, 20% and 15%, respectively, of revenue in fiscal years 1996, 1997 and 1998.

   Effective August 1, 1997, a wholly owned subsidiary of the Company acquired Gamko for $21 million in cash. Gamko is based in The Netherlands and is engaged in the manufacture and sale of refrigeration equipment to the foodservice industry. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of Gamko have been included in the Company's consolidated financial statements from August 1, 1997. The excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. The purchase agreement also provides for additional payments contingent on Gamko meeting certain earnings objectives. The additional payments, if any, will be accounted for as additional goodwill.

   The following unaudited pro forma financial information presents the combined results of operations of Specialty Equipment Companies, Inc. and Gamko as if the acquisition had occurred as of the beginning of fiscal 1997 and fiscal 1998, after given effect to certain adjustments, including amortization of goodwill, additional depreciation expense, increased interest expense on debt related to the acquisition, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Gamko constituted a single entity during such periods. ($ in thousands, except per share amounts)

                                                                        Pro Forma
                                                                 Years Ended January 31,
                                                             1997                       1998
                                                             ----                       ----
                                                                       (unaudited)
                         Net sales                           $ 424,469              $ 445,781
                                                             =========              =========
                         Net earnings                        $  32,887              $  38,246
                                                             =========              =========
                         Diluted earnings per share          $    1.64              $    1.89
                                                             =========              =========

                      SPECIALTY EQUIPMENT COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         January 31, 1996, 1997 AND 1998


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     f.  Restricted Cash Equivalents

   Restricted cash equivalents represent amounts designated for capital additions which were received from the placement of Industrial Project Revenue Bonds in excess of amounts expended on the projects through January 31, 1998. The amounts are invested in tax exempt, cash equivalent instruments.

     g.  Goodwill and Intangible Assets

   Intangible assets relate to the businesses acquired, proprietary trademarks and patents, and covenants not to compete. The intangible assets are being amortized over an average useful life of three to 15 years using the straight-line method. Goodwill is being amortized over 40 years.

     h.  Warranty Reserves

   Warranty reserves are accrued at the time of sale based on historical experience and current product mix. Product warranties generally provide one year coverage on parts and 90 days on labor, with certain exceptions.

                      SPECIALTY EQUIPMENT COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         January 31, 1996, 1997 AND 1998


     i.  Income Taxes

   The asset and liability method is used in accounting for income taxes. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

     j.  Foreign Currency Translation

   The accounts of Bloomfield Industries Canada Limited and Gamko are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52. Assets and liabilities are translated at the year-end exchange rate. Revenue and expenses are translated using a weighted average rate for the year. The adjustment resulting from translation is reflected as an adjustment to equity in the accompanying consolidated financial statements. Gains and losses from foreign currency transactions are included in results of operations currently.

     k.  Statements of Cash Flows

     Cash paid for interest and income taxes is as follows: ($ in thousands)

                                                                  Years Ended January 31,
                                                           1996           1997           1998
                                                           ----           ----           ----
               Interest, net                             $ 21,121       $ 19,329       $ 15,972
               Income taxes                                10,826          6,580          7,112


     l.  Pensions and Postretirement Benefits

   The Company offers pension plans which cover substantially all employees and a postretirement medical benefit plan to retirees at one of its divisions. The Company has recognized the liabilities for these plans pursuant to an actuarial valuation of the benefits and costs of these programs using costs, asset return and inflation factors deemed appropriate and reasonable. The discount rate used to determine the liabilities recognized was 7.75% in 1997 and 6.75% in 1998. The benefits for the postretirement medical benefit plan are paid on a current basis and are not prefunded.

     m.  Fair Value of Financial Instruments

   The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these financial instruments. The fair value, based on market prices, of the Senior Subordinated Notes (see Note 9) is $161.9 million (face value $149.0 million). The Bank Credit Agreement (see Note 9) is at variable interest rates tied to market rates and accordingly, the Company considers the fair value to be the same as its carrying value.

     n.  Earnings Per Share of Common Stock

   Effective January 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement No. 128 replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any diluted effects of options and convertible securities. Diluted earnings per share is computed similarly to fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to the requirements of Statement No. 128. The difference in basic weighted average shares outstanding and diluted weighted average shares outstanding results from stock options and warrants. The dilutive effect of the options and warrants were $0.08, $0.24 and $0.21 in fiscal 1996, 1997 and 1998, respectively.

                      SPECIALTY EQUIPMENT COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         January 31, 1996, 1997 AND 1998


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

   On February 1, 1996 the Company adopted SFAS No. 123, Accounting for Stock Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25.

     p.  Research and Development Expenses

   Research and development costs are charged to expense when incurred. Total research and development costs charged to expense were $4.1 million, $4.8 million and $6.9 million in fiscal 1996, 1997 and 1998, respectively.

     q.  Revenue Recognition

   The Company recognizes revenue from product sales upon shipment to the customer.

     r.  Advertising Costs

   Advertising costs are charged to expense when incurred. Total advertising costs charged to expense were $5.0 million, $7.6 million and $8.4 million in fiscal 1996, 1997 and 1998, respectively.

4.  ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following:

                                                                                 January 31,
                                                                        1997                     1998
                                                                        ----                     ----
                                                                              ($ in thousands)
      Accounts receivable                                             $ 58,145                  $ 66,998
      Less:  allowance for doubtful accounts                             4,659                     3,955
                                                                      --------                  --------
                Total                                                 $ 53,486                  $ 63,043
                                                                      ========                  ========

   Substantially all of the Company's receivables represent sales made directly, or indirectly through distributors, to the foodservice and beverage industry.

                      SPECIALTY EQUIPMENT COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         January 31, 1996, 1997 AND 1998


5.  INVENTORIES

      Inventories consist of the following:

                                                                                 January 31,
                                                                       1997                       1998
                                                                       ----                       ----
                                                                              ($ in thousands)
      Raw material                                                   $ 27,082                  $ 28,602
      Work in process                                                   8,005                     8,885
      Finished goods                                                   20,224                    16,624
                                                                     --------                  --------
                 Subtotal                                              55,311                    54,111
      Less:  excess of FIFO cost over LIFO                                  -                        81
                                                                     --------                  --------
                 Total                                               $ 55,311                  $ 54,030
                                                                     ========                  ========

      LIFO has a de minimis effect in fiscal 1997.

6.  PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

                                                                                 January 31,
                                                                       1997                     1998
                                                                       ----                     ----
                                                                               ($ in thousands)
       Land                                                          $    897                 $    897
       Buidlings and building improvements                             17,004                   22,306
       Machinery and equipment                                         26,289                   36,945
       Construction in progress                                         8,999                    4,039
       Fixed assets under capital leases                                  705                    3,185
                                                                     --------                 --------
                   Total                                               53,894                   67,372
       Less: accumulated depreciation and amortization                 19,677                   28,629
                                                                     --------                 --------
                   Net property, plant and equipment                 $ 34,217                 $ 38,743
                                                                     ========                 ========

7.  GOODWILL AND INTANGIBLES


                                                                           Years Ended January 31,
                                                                                January 31,
                                                                      1997                      1998
                                                                      ----                      ----
                                                                               ($ in thousands)
      Goodwill                                                       $     -                   $ 15,843
      Less: accumulated amortization                                       -                        198
                                                                     -------                   --------
                                                                     $     -                   $ 15,645
                                                                     =======                   ========
      Intangible consist of the following:
           Patents                                                   $   991                   $    991
           Other  intangibles                                         49,571                     52,076
          Deferred pension costs                                       1,603                      1,961
                                                                     -------                   --------
                  Total                                               52,165                     55,028
      Less:  accumulated amortization                                 46,304                     47,055
                                                                     -------                   --------
                  Net intangibles                                    $ 5,861                   $  7,973
                                                                     =======                   ========

                      SPECIALTY EQUIPMENT COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         January 31, 1996, 1997 AND 1998


8.  ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                                                                    January 31,
                                                                          1997                       1998
                                                                          ----                       ----
                                                                                  ($ in thousands)
      Accrued insurance premiums and self-
           insurance reserves                                           $ 13,150                    $ 13,689
      Accrued payroll and other compensation                              12,123                      16,958
      Accrued warranty reserves                                            7,052                       6,664
      Accrued discontinued product lines                                   4,997                       4,860
      Accrued retiree medical expense                                      5,854                       6,995
      Accrued interest                                                     2,911                       2,883
      Other                                                               13,765                      16,699
                                                                        --------                    --------
                  Total                                                 $ 59,852                    $ 68,748
                                                                        ========                    ========

9. LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                                   January 31,
                                                                          1997                      1998
                                                                          ----                      ----
                                                                                  ($ in thousands)
      Revolving line of credit (a)                                      $      -                   $      -
      11-3/8% senior subordinated notes due 2003 (b)                     149,040                    149,040
      Industrial project revenue bonds due 2008 (c)                        6,400                      6,400
      Other long-term debt (d)                                                 -                     18,711
      Capitalized leases (e)                                                 141                      3,835
                                                                        --------                   --------
                                                                         155,581                    177,986
      Less:  current installments                                            141                     18,395
                                                                        --------                   --------
                  Total long-term debt                                  $155,440                   $159,591
                                                                        ========                   ========

(a) BA Credit Agreement

   The BA Credit Agreement provides for an unsecured $45.0 million revolving line of credit, as amended, and a $15.0 million letter of credit facility. As of January 31, 1998 the Company had no borrowings on its revolving line of credit. The BA Credit Agreement expires on November 30, 1998.

   Interest rates under the BA Credit Agreement equal the Bank Rate, as defined (5.65% at January 31, 1998) plus 0.40% for the revolving line of credit (at the Company's option the interest can be the lender's base rate (8.50% at January 31, 1998) for the revolving line of credit.)

(b)  Senior Subordinated Notes

   In December 1993 the Company issued $185.0 million, 11-3/8% Senior Subordinated Notes. Interest is payable semiannually on June 1 and December 1. The principal is due in 2003. The Notes are unsecured and are subordinate to the Bank Credit Agreement. The Notes contain various financial and operational covenants and early redemption provisions and prohibit the payment of dividends. In July 1995, the Company acquired $5 million of the Notes on the open market. In August 1996, the Company acquired $31 million of the Notes in the open market. The loss on the early extinguishment of the debt, including deferred financing costs associated with its issuance, is reflected in the statements of operations as an extraordinary item.

                      SPECIALTY EQUIPMENT COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         January 31, 1996, 1997 AND 1998

(c)  Industrial Project Revenue Bonds

   In September 1994 the Company issued $6.5 million of variable interest rate Industrial Project Revenue Bonds due 2008 ("2008 IRBs"). In August 1996 the Company redeemed the 2008 IRBs. In February 1995 the Company issued $6.4 million of variable interest rate Industrial Project Revenue Bonds ("2009 IRBs"). Interest is payable monthly and the principal is due in 2009. The 2009 IRBs are secured by an irrevocable letter of credit for $6.5 million. Proceeds from the issuance not currently necessary for the capital improvement project are invested in tax exempt, cash equivalent instruments. The invested balance at January 31, 1998 was $2.7 million and is classified as a long-term asset on the Company's balance sheet.

(d)   Other Long-Term Debt

   Other long-term debt consists principally of an $18 million, variable interest rate, 12-year demand term loan, due 2009, incurred in connection with the acquisition of Gamko. As of January 31, 1998 the interest rate was 5.625%.

(e)  Leased property and leasehold interests

   Leased property and leasehold interests under capital leases are included in property, plant and equipment. Future minimum payments under noncancelable leases as of January 31, 1998 are as follows: ($ in thousands)

                       Fiscal Year Ending                   Capital             Operating
                          January 31,                        Leases               Leases
                                                             ------               ------
                                1999                         $   582              $ 2,201
                                2000                             582                1,829
                                2001                             552                1,320
                                2002                             380                  795
                                2003                             278                  448
                       Thereafter                              4,663                   24
                                                             -------              -------
                       Total payments                          7,037                6,617
                         Less: interest                        3,202                   -
                                                             -------              -------
                       Total capital leases                  $ 3,835              $ 6,617
                                                             =======              =======

   Rent expense under operating leases amounted to $2.1 million, $2.3 million and $3.0 million for the fiscal years ended January 31, 1996, 1997 and 1998, respectively.

                      SPECIALTY EQUIPMENT COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         January 31, 1996, 1997 AND 1998

10.  INCOME TAXES

The components of income tax expense consist of the following:

                                                                            Current        Deferred          Total
                                                                            -------        --------          -----
                                                                                   ($ in thousands)
                         Year ended January 31, 1996
                                 Federal                                   $ 12,392        $ (4,319)        $ 8,073
                                 State                                        2,056            (786)          1,270
                                 Foreign                                        115              -              115
                                                                           --------        --------         -------
                                         Total                             $ 14,563        $ (5,105)        $ 9,458
                         Year ended January 31, 1997
                                 Federal                                   $ 11,270        $ (4,319)        $ 6,951
                                 State                                        1,544            (786)            758
                                 Foreign                                        178              -              178
                                                                           --------        --------         -------
                                         Total                             $ 12,992        $ (5,105)        $ 7,887
                         Year ended January 31, 1998
                                 Federal                                   $ 12,374        $ (4,315)        $ 8,059
                                 State                                        1,684            (785)            899
                                 Foreign                                        599              -              599
                                                                           --------        --------         -------
                                         Total                             $ 14,657        $ (5,100)        $ 9,557
                                                                           ========        ========         =======

   Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to pretax loss as a result of the following: ($ in thousands)

                                                                                     Years Ended January 31,
                                                                              1996            1997           1998
                                                                              ----            ----           ----
             Tax expense (benefit) computed at the
               Federal statutory rate                                       $ 6,429        $ 14,703        $ 16,513
             Increase (reduction) in income taxes resulting from:
               Amortization of Reorganization Value                           3,093               -               -
               Change in valuation of temporary differences                       -          (7,945)         (5,933)
               State income taxes, net of Federal income
                 tax benefit                                                  1,415           1,149           1,471
               Foreign sales corporation                                     (1,141)         (1,393)         (1,394)
               Other, net                                                      (338)          1,373          (1,100)
                                                                            -------         -------         -------
             Provision for income taxes                                     $ 9,458         $ 7,887         $ 9,557
                                                                            =======         =======         =======


   The benefits in fiscal 1996 and 1997 of the utilization of $2.8 million (tax effected $1.1 million) of net operating loss carryforwards ("NOLs") that existed prior to the Plan of Reorganization ("POR") pursuant to the Company's 1992 Reorganization, reduced the Reorganization Value through fiscal 1996 until such balances were exhausted and thereafter reduced other intangibles existing at the date of reorganization until exhausted and thereafter beginning in fiscal 1997 were recorded as a direct addition to additional paid-in capital.

                      SPECIALTY EQUIPMENT COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         January 31, 1996, 1997 AND 1998

                                                                                                 January 31,
                                                                                            1997           1998
                                                                                            ----           ----
       Deferred taxes: ($ in thousands)
       Allowance for doubtful accounts                                                    $  1,805      $    740
       Intangibles, due to differences in amortization                                      13,365        13,250
       Accrued liabilities, principally due to accruals for compensated absences, self-insurance liability reserves, warranties, pension, discontinued
         product lines and postretirement benefits other than pensions                      14,985        15,400
       Net operating loss carryforwards                                                      6,280         5,175
                                                                                          --------      --------
         Total gross deferred tax assets                                                    36,435        34,565
         Less valuation allowance                                                          (22,125)      (15,100)
                                                                                          --------      --------
         Net deferred tax assets                                                            14,310        19,465
                                                                                          --------      --------
       Deferred tax liabilities:
         Inventories, principally due to additional costs inventoried for tax purposes pursuant to the IRC and tax
           basis difference resulting from the 1992 Reorganization                          (2,525)       (2,700)
         Property, plant and equipment, principally due to
           differences in depreciation                                                      (1,575)       (1,455)
                                                                                          --------      --------
           Total deferred tax liabilities                                                   (4,100)       (4,155)
                                                                                          --------      --------
       Net deferred taxes                                                                 $ 10,210      $ 15,310
                                                                                          ========      ========

   The net change in the total valuation allowance for fiscal 1997 and 1998 was a decrease of $8.5 million and $7.0 million, respectively. There was no change in the valuation allowance in fiscal 1996. The Company believes that the valuation allowance is sufficient to reduce the net deferred tax asset to an amount that will more likely than not be realized. The Company will continue to review the need for this valuation allowance and make adjustments as deemed appropriate. The Company has approximately $13.3 million in NOLs. However, there are a number of issues that may arise which, if determined adversely, could limit the amount and/or use of available NOLs. These issues include the availability of certain deductions previously claimed by the Company and the applicability of certain provisions of the Internal Revenue Code of 1986, as amended, (the "IRC") generally limiting the availability of NOLs following certain changes in ownership. The NOLs are available through fiscal 2008. Earnings before income taxes include foreign income of $297,000, $493,000 and $1,433,000 in the years ended January 31, 1996, 1997 and 1998, respectively.

11. PENSION AND BENEFIT PLANS

Pension and Profit Sharing Plans

   The Company has non-contributory defined benefit plans in place covering substantially all employees. Annual contributions to the plans are equal to the minimum amount required to meet funding standards of the Internal Revenue Code. These contributions are deductible for Federal income tax purposes. Benefits for these plans are based primarily on years of service or qualifying compensation, or both, of the participants. The plans' assets are invested in various pooled arrangements consisting of equities, fixed income, real estate, venture capital and short-term obligations.

                      SPECIALTY EQUIPMENT COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         January 31, 1996, 1997 AND 1998


   The following sets forth the plans' funded status and amounts recognized in the Company's consolidated financial statements as of January 31: ($ in thousands)

                                                                               1997                   1998
                                                                               ----                   ----
                                                                       Assets        ABO        Assets     ABO
                                                                       Exceed      Exceed       Exceed    Exceed
                                                                        ABO        Assets        ABO      Assets
                                                                        ---        ------        ---      ------
           Actuarial present value of benefit obligations:
           Accumulated benefit obligations ("ABO")
             including vested benefits of $27,561
             in 1997 and $34,867 in 1998                              $ 20,461     $ 7,617        $ -     $ 35,794
           Projected benefit obligation ("PBO")                         25,191       7,617          -       41,935
           Plan assets at fair value                                    22,890       7,078          -       32,764
                                                                      --------     -------        ---      -------
           Plan assets deficient of PBO                                 (2,301)       (539)         -       (9,171)
           Unrecognized net gain (loss)                                 (1,117)       (354)         -        4,826
           Unrecognized prior service cost                                 (67)      1,411          -        1,290
           Unrecognized net obligation                                    (318)        463          -         (538)
                                                                      --------     -------        ---      -------
           (Accrued) prepaid pension cost                               (3,803)        981          -       (3,593)
           Minimum liability                                                -       (1,520)         -       (2,899)
                                                                      --------     -------        ---      -------
                      Total pension liability                         $ (3,803)    $  (539)       $ -      $(6,492)
                                                                      ========     =======        ===      =======

           Net pension cost includes the                                               Years Ended January 31,
             following components: ($ in thousands)                                  1996       1997        1998
                                                                                     ----       ----        ----
           Service cost                                                            $ 1,544    $ 1,747      $ 1,733
           Interest cost on PBO                                                      2,052      2,218        2,508
           Actual return on plan assets                                             (4,990)    (3,572)      (3,375)
           Net amortization                                                          2,801      1,215          598
                                                                                   -------    -------      -------
                      Net period pension cost                                      $ 1,407    $ 1,608      $ 1,464
                                                                                   =======    =======      =======

   The assumed discount rate in determining the actuarial present value of the projected benefit obligation is 7.25%, 7.75% and 6.75% in fiscal 1996, 1997 and 1998, respectively, for all plans. For plans in which benefits are based on qualifying compensation the assumed rate of increase is 3.5% for fiscal 1996, 1997 and fiscal 1998. The expected return on net assets is 10% per annum for fiscal 1996, 1997 and 1998 for all plans.

   SFAS No. 87 requires the Company to record a minimum pension liability relating to certain unfunded pension obligations, establish an intangible asset relating thereto and reduce stockholders' equity. As a result, a minimum pension liability was increased to $2,899,000, a related intangible asset was reduced to $1,338,000, and deferred pension costs in stockholders' equity were increased to $1,561,000 at January 31, 1998. The increase in the minimum pension liability at January 31, 1998 resulted mainly from a decrease in the discount rate.

                      SPECIALTY EQUIPMENT COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         January 31, 1996, 1997 AND 1998

   The Company maintains an unfunded supplemental retirement plan for certain participants in its pension plans to provide benefits in excess of amounts permitted to be paid from such plans under the provisions of the IRC. At January 31, 1997 and 1998 the Company accrued a liability $1,554,000 and $1,986,000, respectively, for this plan. In addition, the Company recorded a minimum liability of $1,388,000, a related intangible asset for $622,000 and a reduction in equity of $766,000, at January 31, 1998.

   In addition to the Company plans, the Company contributed $22,000, $21,000 and $27,000 to a multi-employer union pension plan for fiscal years 1996, 1997 and 1998, respectively.

Postretirement Benefits other than Pensions

   The Company offers a postretirement medical benefit plan to retirees at one of its divisions. The Company continues to fund these benefit costs on a pay-as-you-go basis, with the retiree paying a portion of the cost. Effective July 1, 1994, contributions by employees retiring on or after January 1, 1992 were set at 20% of the obligation. This represents a change from a scale of contribution percentages that ultimately increased to 100%. As a result, a prior service cost component increased the APBO (as defined below) by $3.0 million. This amount is amortized into expense over the expected average future service of the plan participants. The total liability as of January 31, 1997 and 1998 is included in accrued liabilities and is as follows:

                                                                                                  January 31,
                                                                                             1997           1998
                                                                                             ----           ----
            Accumulated postretirement benefit obligation                                 ($ in thousands)
                 ("APBO"):
            Retirees                                                                       $ 2,104         $ 2,465
            Fully eligible active employees                                                    463             544
            Other active employees                                                           5,786           6,593
                                                                                           -------         -------
                                                                                             8,353           9,602
              Unrecognized net loss                                                            (32)           (386)
              Unrecognized prior service cost                                               (2,467)         (2,221)
                                                                                           -------         -------
              Amount recognized in balance sheet                                           $ 5,854         $ 6,995
                                                                                           =======         =======

                                                                                    Years Ended January 31,
            Net periodic retirement benefit cost included the                1996            1997            1998
              following components:                                          ----            ----            ----
                                                                                       ($ in thousands)
              Service costs of benefits earned                             $   328         $   463         $   463
              Interest cost on APBO                                            486             581             639
              Net amortization                                                 212             246             246
                                                                           -------         -------         -------
              Net periodic postretirement benefit expense                  $ 1,026         $ 1,290         $ 1,348
                                                                           =======         =======         =======

   For measuring the postretirement benefit obligation, a 8.0% annual increase in health care cost trends was assumed for the following fiscal year declining to 5.00% in future years. The discount rate used was 7.25%, 7.75% and 6.75% in fiscal 1996, 1997 and 1998, respectively. If the health care cost assumptions were increased by 1%, the APBO as of January 31, 1998 would be increased by 22%. The effect of this change on the sum of the service cost and interest cost components on net periodic postretirement benefit costs for fiscal 1998 would be an increase of 15%.

                      SPECIALTY EQUIPMENT COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         January 31, 1996, 1997 AND 1998

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

Environmental and Related Matters

         The Company received notice of potential environmental actions from (i) the South Carolina Department of Health and Environmental Control ("CDHEC" and the EPA with respect to drums of hazardous waste materials disposed of in South Carolina, (ii) the SCDHEC with respect to the clean up of the Unisphere Hazardous Waste Site in Spartanburg County, South Carolina, and (iii) the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection ("DEP", which issued a finding of alleged violation and order relating to alleged soil and ground water contamination. With respect to the SCDHEC matter discussed in (i) above, management is unable to determine the existence or amount of its potential liabilities because no formal proceedings have been commenced and no notifications have been received regarding this matter since December, 1992. The Company has reason to believe that this site will be the subject of no further action by the EPA. With respect to the SCDHEC matter discussed in (ii) above, management is unable to determine the existence or amount of its potential liability, if any, because the use of the site by Beverage-Air occurred prior to the purchase of the Beverage-Air assets by the Company from Gerlach Industries in November, 1986. With respect to the NDEP matter discussed in (iii) above, the Company has spent approximately $318,000 to conduct tests and to implement a remediation program, but given the pendency of the Company's appeal and its uncertain outcome, management cannot estimate what, if any, additional expenditures might be required, though they are not expected to materially affect the financial position or results of operations of the Company.

Letters of Credit

   As of January 31, 1998, the Company had letters of credit outstanding totaling $10.0 million, which guarantee various business activities, including $6.5 million of letters of credit which guarantee the Industrial Project Revenue Bonds.

                      SPECIALTY EQUIPMENT COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         January 31, 1996, 1997 AND 1998


13.  TREASURY STOCK

   In September 1997, the Company announced its intention to acquire up to $10 million of its common stock in open market and private transactions. As of January 31, 1998, the Company had acquired 403,896 shares at a total cost of $6,579,000.

14.  STOCK OPTION PLAN AND STOCK WARRANT

   On May 6, 1993, the stockholders approved long-term incentive plans for both non-employee directors and employees. Pursuant to the Non-Employee Directors Long-Term Incentive Plan (the "Director Plan") each non-employee director was granted an option to purchase 175,241 shares of common stock at a price of $1.00 per share (which was not less than management's determination of the fair market value of the underlying shares on the dates of grant). The aggregate shares under the Director Plan totaled 876,205 shares. The options under the Director Plan all vested and became exercisable on May 6, 1995. All options awarded pursuant to the Director Plan expire on May 6, 2000.

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

The following sets forth information with respect to options issued and outstanding:


                                                                                                   Average
                                                                                                   Option              Range of
                                                                                   Shares           Price           Option Prices
                                                                                   ------           -----           -------------
              Options outstanding at January 31, 1995                            4,572,269         $ 1.82            $1.00-10.00
                 (666,250 exercisable)
              Options exercised                                                   (868,537)         (1.00)                  1.00
                                                                                ----------         ------            -----------
              Options outstanding at January 31, 1996
                (3,223,732 exercisable)                                          3,703,732           2.02             1.00-10.00
              Options granted                                                       50,000          12.00                  12.00
              Options exercised                                                   (671,358)         (1.08)             1.00-5.25
              Options cancelled                                                    (86,837)         (1.21)             1.00-5.25
                                                                                ----------         ------            -----------
              Options outstanding at January 31, 1997
                (2,945,537 exercisable)                                          2,995,537           2.42             1.00-12.00
              Options granted                                                      100,000          12.97            12.50-13.44
              Options exercised                                                   (503,282)          8.00             1.00-10.25
              Options cancelled                                                   (125,618)         (1.22)            1.00-10.25
              Options outstanding at January 31, 1998                           ----------         ------            -----------
                (2,316,637 exercisable)                                          2,466,637         $ 2.87            $1.00-13.44
                                                                                ==========         ======            ===========

   The options exercisable at January 31, 1998 have an average exercise price of $2.24 per share and range of exercise prices of $1.00 to $10.00 per share. The weighted average remaining contractual life of the options currently outstanding is 2.5 years.

   A non-employee director has an exercisable stock warrant to purchase 1,136,747 shares of Common Stock at approximately $2.01 per share expiring on July 31, 1999. The warrant was issued in connection with the POR and was subsequently acquired by a non-employee director, prior to his election as a director.

                      SPECIALTY EQUIPMENT COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         January 31, 1996, 1997 AND 1998


   At January 31, 1998, there were 138,750 additional shares available for grant under the Employee Plan. The per share weighted-average fair value of stock options granted during fiscal 1997 and 1998 was $3.53 and $4.95, respectively on the date of grant using the Black Scholes option-pricing model. The following are weighted-average assumptions used in determining the fair value of stock options: Expected dividend yield 0%, risk-free interest rate of 6.38% and 5.42%, an expected life of 4.5 years and a volatility rate of 40% and 35%, in fiscal 1997 and 1998, respectively. Had compensation cost for the Company's stock option plans been determined consistent with the fair value method of SFAS No. 123, Accounting for Stock Based Compensation, the Company's fiscal 1997 and 1998 results of operations would not have been materially different from the amounts reported. No option awards were made in fiscal 1996.

15.  QUARTERLY RESULTS

   The quarterly data has not been audited by the Company's independent auditors. (in thousands, except share amounts)


                                                                                  Fiscal 1998
                                                                First        Second        Third        Fourth
                                                               Quarter      Quarter       Quarter       Quarter
                                                               -------      -------       -------       -------
            Net revenue                                       $ 109,242    $ 113,146     $ 107,694     $ 103,039
            Gross margin                                         32,933       34,680        33,162        33,124
            Net earnings                                          8,213        8,073         7,175        14,081
            Basic earnings per share                          $    0.46    $    0.44     $    0.39     $    0.78
            Diluted earnings per share                        $    0.41    $    0.40     $    0.35     $    0.70
            Average shares outstanding-basic                     18,020       18,178        18,284        18,139
            Average shares outstanding-diluted                   20,106       20,188        20,233        20,006

                                                                                 Fiscal 1997
                                                                First        Second        Third        Fourth
                                                               Quarter      Quarter       Quarter       Quarter
                                                               -------      -------       -------       -------
            Net revenue                                       $ 105,305    $ 105,030     $ 102,775      $ 88,120
            Gross margin                                         32,644       32,606        30,824        26,036
            Net earnings                                          7,077        6,879         4,573        13,809
            Basic earnings per share                          $    0.41    $    0.40     $    0.26      $   0.78
            Diluted earnings per share                        $    0.36    $    0.35     $    0.23      $   0.69
            Average shares outstanding-basic                     17,344       17,407        17,513        17,756
            Average shares outstanding-diluted                   19,826       19,887        19,876        20,037

   The Company's fiscal 1997 and 1998 fourth quarter earnings include a reduction in income tax expense due to the reduction of the valuation allowance related to deferred tax assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has no items to report under Item 9 of this report.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required by this Item 12 is incorporated by reference to the information set forth under the caption "Voting Securities and Principal Stockholders" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this Item 13 is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON REPORT 8-K

              (a)(1)  Financial Statements

              The following Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

                                                                                                              Page No.
                                                                                                              --------
Independent Auditors' Report                                                                                    22
Consolidated Balance Sheets as of January 31, 1997 and 1998                                                     23
Statements of Operations for the years ended January 31, 1996, 1997 and 1998                                    24
Statements of Stockholders' Equity (Deficit) for the years ended January 31, 1996, 1997 and                     25
1998
Statements of Cash Flows for the years ended January 31, 1996, 1997 and 1998                                    26
Notes to Consolidated Financial Statements                                                                      27

(a)(2)          Financial Statement Schedules

The following Financial Statement Schedules of the Registrant are included in Item 14 thereof:
   Independent Auditors' Report                                                                                 22
   Schedule II - Valuation and Qualifying Accounts                                                              44

All other schedules for which provision is made in the applicable accounting and regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3)          Exhibits

Reference is made to the Exhibit Index set forth herein.

(b) No reports on Form 8-K were filed during the quarter ended January 31, 1998.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of April, 1998.

                                             SPECIALTY EQUIPMENT COMPANIES, INC.

                                              By: /s/  JEFFREY P. RHODENBAUGH
                                                      --------------------------
                                                       Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 13, 1998:

Signature                                    Title
DANIEL B. GREENWOOD*                         Chairman of the Board and Director
---------------------------
Daniel B. Greenwood

/s/ JEFFREY P. RHODENBAUGH                   President, Chief Executive and Chief Operating Officer
---------------------------                  and Director (Principal Executive Officer)
Jeffrey P. Rhodenbaugh

/s/ DONALD K. MC KAY                         Executive Vice President, Chief Financial Officer,
---------------------------                  Treasurer and Secretary (Principal Accounting and
Donald K. McKay                              Financial Officer)

WILLIAM E. DOTTERWEICH*                      Director
---------------------------
William E. Dotterweich

AVRAM A. GLAZER*                             Director
---------------------------
Avram A. Glazer

KEVIN E. GLAZER*                             Director
---------------------------
Kevin E. Glazer

MALCOLM I. GLAZER*                           Director
---------------------------
Malcolm I. Glazer

CHARLES E. HUTCHINSON*                       Director
---------------------------
Charles E. Hutchinson

RICHARD A. KENT*                             Director
---------------------------
Richard A. Kent

BARRY L. MacLEAN*                            Director
---------------------------
Barry L. MacLean

*By /s/ DONALD K. MC KAY
---------------------------
     Donald K. McKay
    Attorney-in-Fact

                                                                     SCHEDULE II


                     SPECIALTY EQUIPMENT COMPANIES, INC.
                      VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED JANUARY 31, 1996, 1997 AND 1998
                                (IN THOUSANDS)


                                                Balance at    Charged to
                                                Beginning     Costs and               Balance at
                                                 of Year      Expenses   Deductions   End of Year
                                                 -------      --------   ----------   -----------
Year ended January 31, 1996
  Allowance for doubtful accounts               $   5,003     $   1,694   $   1,168   $   5,529

  Inventory reserves                            $   3,708     $     233   $     740   $   3,201

  Valuation allowance for deferred tax assets   $  30,585     $       -   $       -   $  30,585

Year ended January 31, 1997
  Allowance for doubtful accounts               $   5,529     $       3   $     873   $   4,659

  Inventory reserves                            $   3,201     $      26   $     641   $   2,586

  Valuation allowance for deferred tax assets   $  30,585     $       -   $   8,460   $  22,125

Year ended January 31, 1998
  Allowance for doubtful accounts               $   4,659     $     248   $     952   $   3,955

  Inventory reserves                            $   2,586     $     130   $     200   $   2,516

  Valuation allowance for deferred tax assets   $  22,125     $       -   $   7,025   $  15,100

                                  EXHIBIT INDEX


 Exhibit No.                           Description
------------                           -----------
          2.1+   Plan of Reorganization, dated February 5, 1992.
          2.2+   Order of the United States Bankruptcy Court for the Northern
                 District of Illinois, Western Division, entered March 17, 1992, confirming the Company's Plan of Reorganization.
          3.1@   Amended and Restated Certificate of Incorporation of the Company.
          3.2@   Amended and Restated By-laws of the Company.
          4.1*   Indenture, dated as of December 1, 1993, by and between the Company and Harris Trust and Savings Bank, as Trustee, including form of Note.
          4.2#   Supplemental Indenture, dated January 31, 1998, by and between the Company, Specialty Equipment Manufacturing Corporation and
                 Harris Trust and Savings Bank, as Trustee.
          4.3#   Amended and Restated Credit Agreement, dated as of January 31,
                 1998 among Specialty Equipment Companies, Inc. and Specialty
                 Equipment Manufacturing Corporation, as borrower, Bank of America
                 National Trust and Savings Association, as Agent, and the other financial institutions party hereto.
         10.1+   Specialty Equipment Companies, Inc. Executive Long-Term Incentive Plan.
         10.2*   First Amendment to Executive Long-Term Incentive Plan.
         10.3**  Second Amendment to Specialty Equipment Companies, Inc. Executive Long-Term
                 Incentive Plan, effective June 6, 1994.
         10.4+   Specialty Equipment Companies, Inc. Non-Employees Director Long-Term Incentive Plan.
         10.5+   Specialty Equipment Companies, Inc. Restricted Stock Plan.
         10.6-   Specialty Equipment Companies Retirement Income Plan amended and restated effective
                 January 31, 1987.
         10.7$   Specialty Equipment Companies, Inc. Supplemental Retirement Plan, executed November
                 25, 1991.
         10.8+   Employment Retention Agreement, dated December 19, 1991, by and between Specialty
                 Equipment Companies, Inc. and Daniel B. Greenwood.
         10.9++  First Amendment to Employee Retention Agreement, dated December 19, 1993, by and between Specialty Equipment Companies, Inc. and Daniel B. Greenwood.
        10.10-   Second Amendment to Employee Retention Agreement, dated December 19, 1995, by and between Specialty Equipment Companies, Inc. and Daniel B. Greenwood.
        10.11+   Employment Retention Agreement, dated December 19, 1991, by and between Specialty
                 Equipment Companies, Inc. and Donald K. McKay.
        10.12++  First Amendment to Employee Retention Agreement, dated December
                 19, 1993, by and between Specialty Equipment Companies, Inc. and
                 Donald K. McKay.
        10.13-   Second Amendment to Employee Retention Agreement, dated December
                 19, 1995, by and between Specialty Equipment Companies, Inc. and
                 Donald K. McKay.
        10.14+   Employment Retention Agreement, dated December 19, 1991, by and between Specialty
                 Equipment Companies, Inc. and William W. Robertson.
        10.15++  First Amendment to Employee Retention Agreement, dated December 19, 1993, by and between Specialty Equipment Companies, Inc. and William W. Robertson.
        10.16-   Second Amendment to Employee Retention Agreement, dated December 19, 1995, by and between Specialty Equipment Companies, Inc. and William W. Robertson.
        10.17++  Employment Retention Agreement, dated December 19, 1991, by and between Specialty
                 Equipment Companies, Inc. and Jeffrey P. Rhodenbaugh.
        10.18++  First Amendment to Employment Retention Agreement, dated December 19, 1993, by and between Specialty Equipment Companies, Inc. and Jeffrey P. Rhodenbaugh.
        10.19-   Second Amendment to Employment Retention Agreement, dated December 19, 1995, by and between Specialty Equipment Companies, Inc. and Jeffrey P. Rhodenbaugh.
        10.20+   Sublease, dated July 28, 1972, by and between Beverage-Air
                 Company and Tannetics, Inc; Assignment of Sublease, dated March
                 30, 1973, by and between Buffington Company, as successor to
                 Beverage-Air Company, and Herman L. Buffington; Amendment to
                 Sublease, dated September 8, 1989, by and between the Herman L.
                 Buffington Irrevocable Trust and Specialty Equipment Companies,
                 Inc.
        10.21(1) Lease, dated December 5, 1994, between Community Cash Stores of
                 Spartanburg, SC and Specialty Equipment Companies, Inc.,
                 Beverage-Air division.
        10.22+   Lease, dated May 1, 1992, by and between Wells Enterprises and
                 Wells Manufacturing Company.
        10.23(1) Lease, dated March 31, 1995, by and between Dermody Industrial
                 Group and Wells Manufacturing Company.
        10.24+   Lease, dated June 28, 1990, by and between Orlando Corporation and Bloomfield Industries Canada Limited.
        10.25+   Lease, dated July 1, 1993, by and between New York Life Insurance
                 Company and Specialty Equipment Companies, Inc.

 Exhibit No.                                        Description
 -----------                                        -----------
        10.26-   First Amendment to Lease, dated August 15, 1995, by and between
                 New York Life Insurance Company and Specialty Equipment
                 Companies, Inc.
        10.27+   Sublease, dated January 31, 1993, by and between Arrow Uniform Rental, Inc. and
                 Specialty Equipment Companies, Inc.
        10.28(1) Lease, dated January 3, 1995 by and between Brouillette, Inc. and Taylor Company.
        10.29-   Lease, dated August 30, 1995, between Lakewood Realty and Mortgage Corporation and
                 Specialty Equipment Companies, Inc.
        10.30(1) Irrevocable Letter of Credit, dated February 22, 1995, in the amount of $6.5 million issued by Barclays Bank, PLC, in favor of
                 Amalgamated Bank of Chicago, and Trustee under the Trust
                 Indenture, dated as of February 22, 1995 between the State of
                 South Carolina and Amalgamated Bank of Chicago.
        10.31(1) Pledge Agreement, dated as of February 1, 1995, among Specialty
                 Equipment Companies, Inc., Shawmut Capital Corporation as
                 guarantor, and Barclays Bank PLC, New York Branch, covering $6.4 million State of South Carolina Industrial Project Revenue Bonds,
                 Series 1995 (Specialty Equipment Companies, Inc. Project).
        10.32+   First Amendment to Pledge Agreement, dated as of February 15,
                 1997, among Specialty Equipment Companies, Inc., Barclays Bank
                 PLC, on behalf of itself and as agent for Shawmut Capital Corp.,
                 Bank of America Illinois and Amalgamated Bank of Chicago.
        10.33+   Warrant to purchase Common Stock of the Company, originally issued March 31, 1992, reregistered December 27, 1996 to the
                 Malcolm I. Glazer Family Limited Partnership.
        10.34+   Form of Indemnification Agreement for the directors and certain officers of the Company.
        10.35&   Stock Purchase Agreement between Specialty Equipment Companies, Inc. and Quaboes
                 B.V. and Shareholders of Gamko Holding B.V. and of Coolpart B.V., dated August 11,
                 1997.
        10.36#   Instrument of Transfer and Assumption Agreement dated January 31, 1998, between
                 Specialty Equipment Companies, Inc. (the "Parent") and Specialty Equipment
                 Manufacturing Corporation (the "Operating Subsidiary").
        10.37#   License Agreement dated January 31, 1998 by and between Specialty
                 Equipment Companies, Inc., ("Licensor") and Specialty Equipment
                 Manufacturing Corporation.
        10.38#   Management and Administrative Services Agreement dated January 31, 1998, between
                 Specialty Equipment Companies, Inc., and Specialty Equipment Manufacturing
                 Corporation.
         12.1#   Statement Re:  Computation of Ratios of Earnings to Fixed Charges
         21.1#   Subsidiaries of Specialty Equipment Companies, Inc.
         23.1#   Consent of KPMG Peat Marwick LLP.
         24.1#   Powers of Attorney of Mr. Kent dated March 24, 1998, Messrs.
                 Greenwood, Hutchinson , Dotterweich and MacLean dated March 25,
                 1998, Mssrs. M. Glazer and A. Glazer dated March 30, 1998, and
                 Mr. K. Glazer dated March 31, 1998.
         27.1#   Financial data schedule.


--------------------------------------------------------------------------------
  + Incorporated herein by reference to the applicable exhibit to the Company's Registration Statement on Form S-1, as amended, initially filed with the Securities and Exchange Commission on September 3, 1993 (Registration No. 33-68404).
  * Incorporated herein by reference to the applicable exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1993, as filed with the Securities and Exchange Commission on December
     15, 1993.
  ++ Incorporated herein by reference to the applicable exhibit to the Company's Annual Report on Form 10-K for the year ended January 31, 1994, as filed with the Securities and Exchange Commission on March 25, 1994.
  @ Incorporated herein by reference to the applicable exhibit to the Company's Form 8-K, as filed with the Securities and Exchange Commission on May 12, 1994.
  ** Incorporated herein by reference to the applicable exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994, as filed with the Securities and Exchange Commission on June 14, 1994.
 (i) Incorporated herein by reference to the applicable exhibit to the Company's Annual Report on Form 10-K for the year ended January 31, 1995, as filed with the Securities and Exchange Commission on March 28, 1995.
  - Incorporated herein by reference to the applicable exhibit to the Company's Annual Report on Form 10-K for the year ended January 31, 1996, as filed with the Securities and Exchange Commission on March 26, 1996.
  $ Incorporated herein by reference to the applicable exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996, as filed with the Securities and Exchange Commission on June 13, 1996.
  = Incorporated herein by reference to the applicable exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, as filed with the Securities and Exchange Commission on December
     15, 1996.
  + Incorporated herein by reference to the applicable exhibit to the Company's Annual Report on Form 10-K for the year ended January 31, 1997, as filed with the Securities and Exchange Commission on March 27, 1997.
  & Incorporated herein by reference to the applicable exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, as filed with the Securities and Exchange Commission on December
     15, 1997.
  #  Filed herewith.