Form 10-Q
period 1998-04-30
SPECIALTY EQUIPMENT COMPANIES INC
filed 1998-06-15
CIK 814013

                                                                         Page 1
                                  FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934.

                For the quarterly period ended April 30, 1998
                                       or
( ) TRANSITION  REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934.

For the transition period from                       to
                               ------------------------------------------------

Commission File Number:         0-22798
                       ----------------

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
                                             -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                                  Outstanding at June 11 , 1998
-----------------------------                     -----------------------------
Common Stock, $0.01 par value                            18,291,810 shares



                                               The exhibit index is on page 15.

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                     SPECIALTY EQUIPMENT COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF EARNINGS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          Three months ended
                                                               April 30,
                                                           1997         1998
                                                           ----         ----
Net revenue                                            $  109,242    $  127,665
Cost of sales                                              76,309        88,179
                                                       ----------    ----------
  Gross margin                                             32,933        39,486
Selling, general and administrative expenses               16,015        20,446
                                                       ----------    ----------
Earnings from operations                                   16,918        19,040
Interest expense, net                                       4,129         4,085
                                                       ----------    ----------
Earnings from operations before income taxes               12,789        14,955
Income taxes                                                4,576         5,477
                                                       ----------    ----------
Net earnings                                           $    8,213    $    9,478
                                                       ==========    ==========

Basic earnings per share                               $     0.46    $     0.52
                                                       ==========    ==========

Diluted earnings per share                             $     0.41    $     0.47
                                                       ==========    ==========

Weighted average shares outstanding-basic                  18,020        18,161
Weighted average shares outstanding-diluted                20,106        20,053



 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     SPECIALTY EQUIPMENT COMPANIES, INC.

                         CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       January 31,    April 30,
                                                           1998         1998
                                                           ----         ----
ASSETS
Current assets:
  Cash and cash equivalents                            $   39,947    $   44,453
  Accounts receivable, net                                 63,043        81,709
  Inventories                                              54,030        53,884
  Deferred tax assets, net                                 15,310        15,310
  Other current assets                                      3,143         3,349
                                                       ----------    ----------
    Total current assets                                  175,473       198,705
Property, plant and equipment, net                         38,743        39,383
Restricted cash equivalents                                 2,662         2,199
Goodwill                                                   15,645        15,546
Other intangibles, net                                      7,973         7,792
Other assets                                                  954           914
                                                       ----------    ----------
    Total assets                                       $  241,450    $  264,539
                                                       ----------    ----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current installments of long-term debt               $   18,395    $   18,328
  Accounts payable                                         26,425        32,958
  Accrued liabilities                                      68,748        74,873
  Accrued income taxes                                      5,340         8,600
                                                       ----------    ----------
    Total current liabilities                             118,908       134,759

Long-term debt, excluding current installments            159,591       159,587
Other non-current liabilities                               1,762         1,720

Stockholders' equity (deficit):
  Common stock                                                181           183
  Additional paid-in capital                               58,298        57,202
  Accumulated deficit                                     (88,041)      (78,563)
  Foreign currency translation adjustment                    (308)         (175)
  Other                                                    (2,327)       (2,327)
  Treasury stock, at cost                                  (6,614)       (7,847)
                                                       ----------    ----------
    Total stockholders' deficit                           (38,811)      (31,527)
                                                       ----------    ----------
    Total liabilities and stockholders' deficit        $  241,450    $  264,539
                                                       ==========    ==========

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     SPECIALTY EQUIPMENT COMPANIES, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          Three months ended
                                                               April 30,
                                                           1997         1998
                                                           ----         ----
Cash flows from operating activities:
Net earnings                                           $    8,213    $    9,478
Items not affecting cash:
  Depreciation                                              1,137         1,142
  Amortization                                                187           282
  Utilization of net operating loss carryforward              273           273
Changes in current assets and liabilities (excluding
  effects of business acquired):
  Accounts receivable                                     (12,740)      (18,666)
  Inventories                                               5,840           146
  Other current assets                                        370          (206)
  Accounts payable and other current liabilities,
    excluding current installments of long-term debt       12,465        15,851
                                                       ----------    ----------
      Net cash flows provided by operating activities      15,745         8,300

Cash flows from investing activities:
  Additions to property, plant and equipment                 (714)       (1,782)
  Cash equivalents restricted for capital additions           126           463
  Business acquired                                          (883)            -
                                                       ----------    ----------
      Net cash used in investing activities                (1,471)       (1,319)

Cash flows from financing activities:
  Repayments of long-term debt                                  -            (4)
  Proceeds from exercise of stock options                     176           347
  Options withheld for taxes                                 (520)       (1,713)
  Acquisition of treasury stock                                 -        (1,233)
                                                       ----------    ----------
      Net cash used in financing activities                  (344)       (2,603)
                                                       ----------    ----------
Other, net                                                    138           128
                                                       ----------    ----------
Net increase in cash                                       14,068         4,506
Cash:
  Beginning of period                                       7,787        39,947
                                                       ----------    ----------
  End of period                                        $   21,855    $   44,453
                                                       ==========    ==========

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     SPECIALTY EQUIPMENT COMPANIES, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

     These consolidated financial statements should be read with the consolidated financial statements and the notes thereto for the fiscal year ended January 31, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("Commission") on April 13, 1998.

     In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended April 30, 1997 and 1998, (b) the financial position at April 30, 1998 and (c) the statements of cash flows for the three month periods ended April 30, 1997 and 1998, have been made. The financial results for the three months ended April 30, 1998 are not necessarily indicative of the financial results for the entire 1999 fiscal year. Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

     Net earnings per share is computed based on the weighted average number of basic and diluted common shares outstanding during the period.

     During the quarter ended April 30, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements, and requires a total for comprehensive income to be provided in condensed financial statements of interim periods. Comprehensive income includes all changes in stockholders' equity during the period except those resulting from investments by owners and distributions to owners. Comprehensive earnings for the quarters ended April 30, 1997 and 1998 consisted of the following:

                                                          Three months ended
                                                               April 30,
                                                           1997         1998
                                                           ----         ----
Net earnings                                           $    8,213    $    9,478
Other comprehensive earnings:
  Foreign currency translation adjustment,
    net of taxes                                                -            81
                                                       ----------    ----------
Comprehensive earnings                                 $    8,213    $    9,559
                                                       ==========    ==========

2. Accounts Receivable

     Accounts receivable at the following dates consisted of the following:

                                                       January 31,    April 30,
                                                           1998         1998
                                                           ----         ----
Accounts receivable                                    $   66,998    $   85,639
Less: allowance for doubtful accounts                       3,955         3,930
                                                       ----------    ----------
                                                       $   63,043    $   81,709
                                                       ==========    ==========

                     SPECIALTY EQUIPMENT COMPANIES, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Inventories

     Inventories at the following dates consisted of the following:

                                                       January 31,    April 30,
                                                           1998         1998
                                                           ----         ----
Raw materials                                          $   28,602    $   30,536
Work-in-process                                             8,885         8,652
Finished goods                                             16,624        14,777
                                                       ----------    ----------
                                                           54,111        53,965
Less: excess of FIFO cost over LIFO                            81            81
                                                       ----------    ----------
   Total                                               $   54,030    $   53,884
                                                       ==========    ==========


     The Company uses the LIFO method of valuing inventories.   LIFO, compared
to FIFO, had a de minimis effect on the cost of sales for the three month periods ended April 30, 1997 and 1998.

4. Intangibles and Goodwill:

                                                       January 31,    April 30,
                                                           1998         1998
                                                           ----         ----
Goodwill                                               $   15,843    $   15,843
Less: accumulated amortization                                198           297
                                                       ----------    ----------
                                                           15,645        15,546
                                                       ==========    ==========
   Intangibles consist of the following:
Patents                                                $      991    $      991
Other intangibles                                          52,076        52,076
Deferred pension costs                                      1,961         1,961
                                                       ----------    ----------
                                                           55,028        55,028
Less: accumulated amortization                             47,055        47,236
                                                       ----------    ----------
   Net intangibles                                     $    7,973    $    7,792
                                                       ==========    ==========

     Other intangibles primarily include deferred financing fees, engineering drawings, distribution networks and skilled workforce.

5.  Income Taxes

     At January 31, 1998, the Company had a net deferred tax asset of $32.3 million less a valuation allowance of $22.1 million. The Company has approximately $16.1 million in NOL carry forwards. However, a number of issues regarding the treatment of certain changes in ownership of the Company pursuant to certain provisions of the Internal Revenue Code of 1986, as amended ("IRC"), may arise which, if determined adversely, could limit the amount and/or use of the NOL carry forwards. The NOL carry forwards are available through fiscal 2008.

                      SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


6.  Long-Term Debt

     Long-term debt at the following dates consisted of the following:

                                                       January 31,    April 30,
                                                           1998         1998
                                                           ----         ----
Revolving line of credit                               $        -             -
11-3/8% senior subordinated notes due 2003                149,040    $  149,040
Industrial project revenue bonds due 2009                   6,400         6,400
Other long-term debt                                       18,711        18,711
Capitalized leases                                          3,835         3,764
                                                       ----------    ----------
                                                          177,986       177,915
Less: current installments                                 18,395        18,328
                                                       ----------    ----------
   Total long-term debt                                $  159,591    $  159,587
                                                       ==========    ==========

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

     With respect to the SCDHEC matter discussed in (ii) above, management is unable to determine the existence or amount of its potential liability, if any, because the use of the site by Beverage-Air occurred prior to the purchase of the Beverage-Air assets by the Company from Gerlach Industries in November, 1986. With respect to the NDEP matter discussed in (iii) above, the Company has spent approximately $319,000 to conduct tests and to implement a remediation program, but given the pendency of the Company's appeal and its uncertain outcome, management cannot estimate what, if any, additional expenditures might be required, though they are not expected to materially affect the financial position or results of operations of the Company.

Letters of Credit

     As of April 30, 1998, the Company had letters of credit outstanding totaling $10.0 million, which guarantee various business activities, including $6.5 million of letters of credit which guarantee the Industrial Project Revenue Bonds (see note 6 above).

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

     The Executive Long-Term Incentive Plan, as amended, ("Employee Plan") allows for the issue of a total of 4,004,814 shares of the Company's common
stock.   A total of 118,750 options may still be granted under the Employee
Plan. All of the options granted are at an exercise price which was not less than management's determination of the fair market value of the underlying shares at the respective dates of grant.

     The following sets forth information with respect to options issued and outstanding:

                                                Average option      Range of
                                       Shares   price per share   Option Prices
                                       ------   ---------------   -------------
Options outstanding at
  January 31, 1998                   2,466,637  $          2.87   $  1.00-13.44
Options exercised                     (279,041)           (1.00)           1.00
Options withheld for taxes             (83,075)           (1.00)           1.00
                                     ---------  ---------------   -------------
Options outstanding at April 30,
  1998 (1,954,521) exercisable       2,104,521  $          3.18   $  1.00-13.44
                                     =========  ===============   =============

     Options withheld for taxes are options which are withheld by the Company, upon exercise by the grantee, to satisfy the grantee's withholding tax liability. The options withheld cannot be reissued.

     A non-employee director has stock warrants currently exercisable to purchase 1,136,747 shares of Common Stock at approximately $2.01 per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF THE OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Month Period Ended April 30, 1998 (Fiscal 1999) Compared to Three Month Period Ended April 30, 1997 (Fiscal 1998).

Revenue. Revenue for the three months ended April 30, 1998 increased 16.9% to $127.7 million compared with $109.2 million for the comparable period in fiscal 1998. The revenue increase for the three months was primarily attributable to sales of beverage equipment to the soft drink market. In addition, sales were higher as the result of the inclusion of $7.0 million in revenue from Gamko Holding B.V. ("Gamko"), which was acquired in August 1997. Sales of products for use outside the U.S. increased 5.8%, due to the inclusion of Gamko sales, offset principally by reduced sales of beverage equipment to Latin America, as a result of a large non-recurring shipment in the prior year quarter, and lower sales to the Asian market. For the first three months of fiscal 1999, revenue from sales of products for use outside the United States was 32.8% of revenue as compared with 36.2% for the same period in fiscal 1998.

Gross Margin. Gross margin for the three months ended April 30, 1998 increased 19.9% to $39.5 million, compared with $32.9 million for the comparable period in fiscal 1998. As a percent of revenue, gross margin increased from 30.1% of revenue for the three month period ended April 30, 1997 to 30.9% of revenue in
the three  month period ended April 30, 1998.    The increase in gross margin
percentage for the three month period ended April 30, 1998 was due to the inclusion of Gamko and a favorable impact from sales mix.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expense for the three months ended April 30, 1998 increased 27.7% to $20.4 million. As a percent of revenue, SG&A increased from 14.6% to 16.0% in the three months ended April 30, 1998, compared to the comparable period in fiscal 1998. The higher expenses reflect the inclusion of Gamko as well as higher selling and research and development expenses for the three months ended April 30, 1998.

Interest Expense. Interest expense for the three months ended April 30, 1998 decreased 1.1% to $4.1 million compared with the same period in fiscal 1998.

     The following table sets forth selected operating data as a percentage of Company net revenue:

                                                            Three months ended
                                                                 April 30,
                                                            1997(%)     1998(%)
                                                            -------     -------
Beverage-Air                                                   44.8        46.5
Taylor                                                         39.6        34.1
Wells/Bloomfield                                               13.3        11.4
Gamko                                                             -         5.5
World Dryer                                                     2.3         2.5
                                                              -----       -----
   Net revenue                                                100.0       100.0
Gross margin                                                   30.1        30.9
Selling, general and administrative expenses                   14.6        16.0
                                                              -----       -----
   Earnings from operations                                    15.5        14.9
Interest expense, net                                          (3.8)       (3.2)
Income taxes                                                   (4.2)       (4.3)
                                                              -----       -----
   Net earnings                                                 7.5         7.4
                                                              =====       =====

Liquidity and Capital Resources

     Net cash flows provided by operations were $8.3 million for the three months ended April 30, 1998 compared with $15.7 million for the three months ended April 30, 1997. The decrease is primarily the result of an increase in working capital compared to the prior year. See -- "Results of Operations -- Revenue."

     Net cash used in investing activities amounted to $1.3 million for the three months ended April 30, 1998 compared with $1.5 million for the three months ended April 30, 1997. The prior year includes $0.9 million for acquisition of businesses. Through the first three months of fiscal 1999, total capital expenditures have been $1.8 million. The Company anticipates that capital expenditures for fiscal 1999 will be approximately $9.0 million. The Company's capital spending for the balance of fiscal 1999 is expected to be primarily related to the acquisition, installation, improvement and equipping of its Beverage-Air and Taylor production facilities.

     On September 16, 1997 the Company announced a plan to purchase $10 million of its common stock (up to 600,000 shares) in the open market and in private transactions. For the three months ended April 30, 1998 the Company purchased 70,035 shares of its common stock at an average price of $17.60 per share. Through June 11, 1998 the Company has purchased a total of 473,931 shares at an average price of $16.56 per share.

     As of April 30, 1998, the Company had net working capital of $63.9 million. The Company's average operating working capital (defined as average monthly gross accounts receivable and net inventory less accounts payable) as a percentage of sales declined from 21% during fiscal year 1998 to 20% for the three months ended April 30, 1998. The Company's earnings from operations were sufficient to cover fixed charges for the three months ended April 30, 1998.

     As of April 30, 1998, the Company had no borrowings under the Revolving Credit Facility of its Bank Credit Agreement. However, it had outstanding letters of credit in the amount of $10.0 million, including $6.5 million of letters of credit which guarantee the Industrial Project Revenue Bonds (referenced in note 6 to the financial statements included as item 1 hereto). Under the Revolving Credit Facility, the Company had $45.0 million available for additional borrowings. In addition, the Company had cash and cash equivalents of $44.4 million as of April 30, 1998.

     The Company had four financial covenants to meet at April 30, 1998 under the Bank Credit Agreement -- a liquidity ratio covenant at April 30, 1998 of at least 1.25:1.00; a senior funded debt to cash flow covenant for the twelve months ended April 30, 1998 of not greater than 2.00:1.00; a total funded debt to cash flow covenant ratio for the twelve months ended April 30, 1998 not greater than 3.50:1.00 and an interest coverage covenant ratio of at least 2.0:1.00. The Company met each of these covenants as it had a liquidity ratio of 28.48:1.00 at April 30, 1998; a senior funded debt to cash flow ratio of 0.09:1.00 for the twelve months ended April 30, 1998; total funded debt to cash flow ratio for the twelve months ended April 30, 1998 of 2.45:1.00 and an interest coverage ratio for the twelve months ended April 30, 1998 of 4.15:1.00.

     The Company's Bank Credit Agreement expires on November 30, 1998. The first call date on the Notes is December 1, 1998. The Company believes that given the current interest rate environment and the Company's improved credit position it may be able to refinance the Notes and the Credit Agreement under more favorable terms, although there can be no assurance that such refinancing will be possible.

     Management believes that the Bank Credit Agreement and the other sources of capital described above, with internally generated funds, will be adequate to meet the Company's anticipated capital and cash requirements for at least the next twelve months, including debt service and corporate income taxes.

Impact of Inflation

     Management does not believe that inflation has had a material impact on the Company's operations during the first three months of fiscal 1999. Management believes that the Company may face increasing costs during the balance of the fiscal year as a result of inflation which the Company may not fully be able to offset with increased productivity or pass on to its customers due to competitive factors within the industry.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     See note 7 of "Notes to Unaudited Consolidated Financial Statements" included in Part I. Item 1. of this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     The disclosure requirements pursuant to Item 305 of Regulation S-K are not yet effective for the Company. Such disclosures will be included in the Company's filing commencing with its Annual Report on Form 10-K for the fiscal year ending January 31, 1999.

Item 4.  Submissions of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of stockholders for the quarter ended April 30, 1998.

Item 6.  Exhibits and Reports on Form 8-K

     1. Exhibits

        27.1 Financial Data Schedule

     2. Reports on Form 8-K.

        None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Specialty Equipment Companies, Inc.
                                             (Registrant)





Date:    June 12, 1998             /s/ Jeffrey P. Rhodenbaugh
     -----------------------       --------------------------
                                       Jeffrey P. Rhodenbaugh, Chief Executive
                                       Officer (Principal Executive Officer)



Date:    June 12, 1998             /s/ Donald K. McKay
     -----------------------       --------------------------
                                       Donald K. McKay, Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

Exhibit Index

 Exhibit
   No.                 Description
 -------               -----------
  27.1       Financial data schedule.