Form 10-Q
period 1998-07-31
SPECIALTY EQUIPMENT COMPANIES INC
filed 1998-09-14
CIK 814013

                                                                         Page 1
                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended July 31, 1998
                                       or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from                    to
                              --------------------------------------------------
Commission File Number:              0-22798
                       -----------------------

                       SPECIALTY EQUIPMENT COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

     Delaware                                                   36-333337593
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1245 Corporate Blvd., Suite 401, Aurora, IL                         60504
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                              (630) 585-5111
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No____.


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                               Outstanding at September 11, 1998
-----------------------------                  ---------------------------------
Common Stock, $0.01 par value                           18,240,177 shares





                                                The exhibit index is on page 15.

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS



                        SPECIALTY EQUIPMENT COMPANIES, INC.

                        CONSOLIDATED STATEMENTS OF EARNINGS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          Three months ended                 Six months ended
                                                                July 31,                          July 31,
                                                        1997             1998              1997             1998
                                                     ---------        ---------         ---------        ---------
Net revenue                                          $ 113,146        $ 140,146         $ 222,388        $ 267,811
Cost of sales                                           78,466           95,011           154,775          183,190
                                                     ---------        ---------         ---------        ---------
  Gross margin                                          34,680           45,135            67,613           84,621
Selling, general and administrative expenses            18,246           22,777            34,261           43,223
                                                     ---------        ---------         ---------        ---------
Earnings from operations                                16,434           22,358            33,352           41,398
Interest expense, net                                    3,880            4,035             8,009            8,120
                                                     ---------        ---------         ---------        ---------
Earnings from operations before income taxes            12,554           18,323            25,343           33,278
Income taxes                                             4,481            6,588             9,057           12,065
                                                     ---------        ---------         ---------        ---------
Net earnings before minority interest                    8,073           11,735            16,286           21,213
Minority interest                                            -              (33)                -              (33)
                                                     ---------        ---------         ---------        ---------
Net earnings                                         $   8,073        $  11,702         $  16,286        $  21,180
                                                     =========        =========         =========        =========

Basic earnings per share                             $    0.44        $    0.64         $    0.90        $    1.16
                                                     =========        =========         =========        =========

Diluted earnings per share                           $    0.40        $    0.58         $    0.81        $    1.06
                                                     =========        =========         =========        =========

Weighted average shares outstanding - basic             18,178           18,299            18,099           18,231
Weighted average shares outstanding - diluted           20,188           20,037            20,147           20,046


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       SPECIALTY EQUIPMENT COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                    January 31,        July 31,
                                                                       1998              1998
                                                                    -----------       ---------
ASSETS
Current assets:
  Cash and cash equivalents                                         $  39,947         $  52,589
  Accounts receivable, net                                             63,043            86,980
  Inventories                                                          54,030            53,821
  Deferred tax assets, net                                             15,310            15,310
  Other current assets                                                  3,143             2,848
                                                                    ---------         ---------
                 Total current assets                                 175,473           211,548
Property, plant and equipment, net                                     38,743            40,183
Restricted cash equivalents                                             2,662             2,218
Goodwill                                                               15,645            15,447
Other intangibles, net                                                  7,973             7,571
Other assets                                                              954               375
                                                                    ---------         ---------
                 Total assets                                       $ 241,450         $ 277,342
                                                                    =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current installments of long-term debt                            $  18,395         $  18,290
  Accounts payable                                                     26,425            33,679
  Accrued liabilities                                                  68,748            74,918
  Accrued income taxes                                                  5,340            10,088
                                                                    ---------         ---------
                 Total current liabilities                            118,908           136,975

Long-term debt, excluding current installments                        159,591           159,892
Other non-current liabilities                                           1,762             1,737

Stockholders' equity (deficit):
  Common stock                                                            181               182
  Additional paid-in capital                                           58,298            57,540
  Accumulated deficit                                                 (88,041)          (66,861)
  Foreign currency translation adjustment                                (308)             (428)
  Other                                                                (2,327)           (2,327)
  Treasury stock, at cost                                              (6,614)           (9,368)
                                                                    ---------         ---------
                 Total stockholders' deficit                          (38,811)          (21,262)
                                                                    ---------         ---------
                 Total liabilities and stockholders' deficit        $ 241,450         $ 277,342
                                                                    =========         =========

The accompanying notes are an integral part of these unaudited consolidated statements.

                                                                          Page 4
                       SPECIALTY EQUIPMENT COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    Six months ended
                                                                                         July 31,
                                                                                  1997             1998
                                                                                --------         --------
Cash flows from operating activities:
Net earnings                                                                    $ 16,286         $ 21,180
Items not affecting cash:
  Depreciation                                                                     2,319            2,457
  Amortization                                                                       377              605
  Utilization of net operating loss carryforward                                     546              546
Changes in current assets and liabilities (excluding
  effects of business
  acquired):
  Accounts receivable                                                             (8,258)         (23,937)
  Inventories                                                                      5,093              209
  Other current assets                                                             3,082              295
  Accounts payable and other current liabilities,
    excluding current installments of long-term debt                              12,301           18,672
                                                                                --------         --------
                Net cash flows provided by operating activities                   31,746           20,027
Cash flows from investing activities:
  Additions to property, plant and equipment                                      (1,615)          (3,897)
  Cash equivalents restricted for capital additions                                   99              444
  Businesses acquired                                                               (883)               -
                                                                                --------         --------
                Net cash used in investing activities                             (2,399)          (3,453)
Cash flows from financing activities:
  Proceeds from long-term debt                                                         -              301
  Proceeds from exercise of stock options                                            443              577
  Options withheld for taxes                                                      (1,611)          (1,878)
  Acquisition of treasury stock                                                        -           (2,754)
                                                                                --------         --------
                Net cash used in financing activities                             (1,168)          (3,754)
                                                                                --------         --------
Other, net                                                                           592             (178)
                                                                                --------         --------
Net increase in cash                                                              28,771           12,642
Cash:
  Beginning of period                                                              7,787           39,947
                                                                                --------         --------
  End of period                                                                 $ 36,558         $ 52,589
                                                                                ========         ========


The accompanying notes are an integral part of these unaudited consolidated statements.

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

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended July 31, 1997 and 1998,
(b) the financial position at July 31, 1998 and (c) the statements of cash flows for the six month periods ended July 31, 1997 and 1998, have been made. The financial results for the three and six months ended July 31, 1998 are not necessarily indicative of the financial results for the entire 1999 fiscal year. Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

         Net earnings per share is computed based on the weighted average number of basic and diluted common shares outstanding during the period.

         During the quarter ended April 30, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements, and requires a total for comprehensive income to be provided in condensed financial statements of interim periods. Comprehensive income includes all changes in stockholders' equity during the period except those resulting from investments by owners and distributions to owners. Comprehensive earnings for the three and six month periods ended July 31, 1997 and 1998 consisted of the following:

                                                    Three months ended                  Six months ended
                                                          July 31,                           July 31,
                                                    1997              1998            1997             1998
                                                  --------         --------         --------         --------
Net earnings                                      $  8,073         $ 11,702         $ 16,286         $ 21,180
Other comprehensive earnings (losses):
  Foreign currency translation adjustment,
   net of taxes                                        (36)            (154)             (36)             (73)
                                                  --------         --------         --------         --------
Comprehensive earnings                            $  8,037         $ 11,548         $ 16,250         $ 21,107
                                                  ========         ========         ========         ========


2. Accounts Receivable

         Accounts receivable at the following dates consisted of the following:

                                           January 31,          July 31,
                                              1998                1998
                                           -----------        -----------
Accounts receivable                        $    66,998        $    90,737
Less: allowance for doubtful accounts            3,955              3,757
                                           -----------        -----------
            Total                          $    63,043        $    86,980
                                           ===========        ===========

                      SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Inventories

         Inventories at the following dates consisted of the following:

                                       January 31,       July 31,
                                          1998             1998
                                       -----------     ------------
Raw materials                          $    28,602     $     32,060
Work-in-process                              8,885            7,322
Finished goods                              16,624           14,520
                                       -----------     ------------
            Sub-total                       54,111           53,902
Less: excess of FIFO cost over LIFO             81               81
                                       -----------     ------------
            Total                      $    54,030     $     53,821
                                       ===========     ============



     The Company uses the LIFO method of valuing inventories. LIFO, compared to FIFO, had a de minimis effect on the cost of sales for the three and six month periods ended July 31, 1997 and 1998.

4. Intangibles and Goodwill:

                                                    January 31,        July 31,
                                                       1998              1998
                                                    -----------     ------------
Goodwill                                            $    15,843     $     15,843
Less: accumulated amortization                              198              396
                                                    -----------     ------------
                Net goodwill                             15,645           15,447
                                                    ===========     ============

          Intangibles consist of the following:
Patents                                             $       991     $        991
Other intangibles                                        52,076           52,076
Deferred pension costs                                    1,961            1,961
                                                    -----------     ------------
                                                         55,028           55,028
Less: accumulated amortization                           47,055           47,457
                                                    -----------     ------------
                Net intangibles                     $     7,973     $      7,571
                                                    ===========     ============


     Other intangibles primarily include deferred financing fees, engineering drawings, distribution networks and skilled workforce.

5.  Income Taxes

         At January 31, 1998, the Company had a net deferred tax asset of $32.3 million less a valuation allowance of $22.1 million. The Company has approximately $13.3 million in NOL carry forwards. However, a number of issues regarding the treatment of certain changes in ownership of the Company pursuant to certain provisions of the Internal Revenue Code of 1986, as amended ("IRC"), may arise which, if determined adversely, could limit the amount and/or use of the NOL carry forwards. The NOL carry forwards are available through fiscal 2008.

                       SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


6.  Long-Term Debt

         Long-term debt at the following dates consisted of the following:

                                               January 31,       July 31,
                                                  1998             1998
                                               -----------     ------------
Revolving line of credit                       $         -     $          -
11-3/8% senior subordinated notes due 2003         149,040          149,040
Industrial project revenue bonds due 2009            6,400            6,400
Other long-term debt                                18,711           22,742
Capitalized leases                                   3,835                -
                                               -----------     ------------
                                                   177,986          178,182
Less: current installments                          18,395           18,290
                                               -----------     ------------
            Total long-term debt               $   159,591     $    159,892
                                               ===========     ============



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

         With respect to the SCDHEC matter discussed in (ii) above, management is unable to determine the existence or amount of its potential liability, if any, because the use of the site by Beverage-Air occurred prior to the purchase of the Beverage-Air assets by the Company from Gerlach Industries in November, 1986. With respect to the NDEP matter discussed in (iii) above, the Company has spent approximately $322,000 to conduct tests and to implement a remediation program, but given the pendency of the Company's appeal and its uncertain outcome, management cannot estimate what, if any, additional expenditures might be required, though they are not expected to materially affect the financial position or results of operations of the Company.

Letters of Credit

         As of July 31, 1998, the Company had letters of credit outstanding totaling $10.0 million, which guarantee various business activities, including $6.5 million of letters of credit which guarantee the Industrial Project Revenue Bonds (see note 6 above).

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

         The Executive Long-Term Incentive Plan, as amended ("Employee Plan"), allows for the issue of a total of 4,004,814 shares of the Company's common stock. A total of 38,750 options may still be granted under the Employee Plan. All of the options granted are at an exercise price which was not less than management's determination of the fair market value of the underlying shares at the respective dates of grant.

         The following sets forth information with respect to options issued and outstanding:

                                                                                Average option     Range of
                                                                     Shares     price per share  Option Prices
                                                                  ----------    ---------------  -------------
Options outstanding at January 31, 1998                            2,466,637    $          2.87  $  1.00-13.44
Options exercised                                                   (279,041)             (1.00)          1.00
Options withheld for taxes                                           (83,075)             (1.00)          1.00
                                                                  ----------    ---------------  -------------
Options outstanding at April 30, 1998 (1,954,521 exercisable)      2,104,521    $          3.18  $  1.00-13.44
Options issued                                                       100,000    $         23.13    23.00-23.25
Options exercised                                                    (37,600)             (5.39)     1.00-7.75
Options withheld for taxes                                            (7,400)             (1.63)     1.00-5.25
                                                                  ----------    ---------------  -------------
Options outstanding at July 31, 1998 (1,909,521 exercisable)       2,159,521    $          4.07  $  1.00-23.25
                                                                  ==========    ===============  =============


          Options withheld for taxes are options which are withheld by the Company, upon exercise by the grantee, to satisfy the grantee's withholding tax liability. The options withheld cannot be reissued.

          A non-employee director has stock warrants currently exercisable to purchase 1,143,680 shares of Common Stock at approximately $2.01 per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF THE OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three and Six Month Periods Ended July 31, 1998 (Fiscal 1999) Compared to Three and Six Month Periods Ended July 31, 1997 (Fiscal 1998).

Revenue. Revenue for the three months ended July 31, 1998 increased 23.9% to $140.1 million compared with $113.1 million for the comparable period in fiscal 1998. Revenue for the six months ended July 31, 1998 increased 20.4% to $267.8 million compared with $222.4 million for the comparable period in fiscal 1998.The revenue increase for both periods was primarily attributable to sales of equipment to the beverage market and to sales of equipment packages for a major customer's premium dessert program. In addition, sales were higher as the result of the inclusion of $9.3 and $16.3 million in revenue, for the three and six months ended July 31, 1998, respectively, from Specialty Equipment International ("Gamko"), which was acquired in August 1997. For the second quarter, sales of products for use outside the U.S. increased 20.4%, due to increased sales to Western Europe and the inclusion of Gamko, partially offset by lower sales to Latin America and Asia. Fiscal 1998 Latin American sales included a large non-recurring beverage equipment order. For the first six months of fiscal 1999, revenue from sales of products for use outside the United States was 30.4% of revenue as compared with 32.5% for the same period in fiscal 1998.

Gross Margin. Gross margin for the three months ended July 31, 1998 increased 30.1% to $45.1 million, compared with $34.7 million for the comparable period in fiscal 1998. As a percent of revenue, gross margin increased from 30.7% of revenue for the three month period ended July 31, 1997 to 32.2% of revenue in the three month period ended July 31, 1998. Gross margin for the six months ended July 31, 1998 increased 25.2% to $84.6 million, compared with $67.6 million for the comparable period in fiscal 1998. As a percent of revenue, gross margin increased from 30.4% of revenue for the six month period ended July 31, 1997 to 31.6% of revenue in the six month period ended July 31, 1998. The increase in gross margin percentage for the three and six month periods ended July 31, 1998 was principally a result of fixed expenses being spread over a larger sales base, improved manufacturing performance, and the impact of Gamko.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expense for the three months ended July 31, 1998 increased 24.8% to $22.8 million. As a percent of revenue, SG&A was 16.2% for the three months ended July 31, 1998 and 1997. Selling, general and administrative ("SG&A") expense for the six months ended July 31, 1998 increased 26.2% to $43.2 million. As a percent of revenue, SG&A was 16.1% for the six months ended July 31, 1998 compared to 15.4% for the comparable period in fiscal 1998. The higher expenses reflect the inclusion of Gamko as well as higher selling and research and development expenses for the six months ended July 31, 1998.

Interest Expense. Interest expense for the three months ended July 31, 1998 increased 4.0% to $4.0 million compared with the same period in fiscal 1998. Interest expense for the six months ended July 31, 1998 increased 1.4% to $8.1 million compared with the same period in fiscal 1998.

          The following table sets forth selected operating data as a percentage of Company net revenue:


                                                    Three months ended         Six months ended
                                                         July 31,                  July 31,
                                                 1997 (%)      1998 (%)      1997 (%)     1998 (%)
                                                 --------      --------      --------     --------
Beverage-Air                                         44.8          46.1          44.9         46.3
Taylor                                               39.7          34.5          39.6         34.3
Wells/Bloomfield                                     12.2           9.9          12.7         10.6
Specialty Equipment International (Gamko)             -             6.7           -            6.1
World Dryer                                           3.3           2.8           2.8          2.7
                                                 --------      --------      --------     --------
  Net revenue                                       100.0         100.0         100.0        100.0
Gross margin                                         30.7          32.2          30.4         31.6
Selling, general and administrative expenses         16.2          16.2          15.4         16.1
                                                 --------      --------      --------     --------
  Earnings from operations                           14.5          16.0          15.0         15.5
Interest expense, net                                (3.4)         (2.9)         (3.6)        (3.0)
Income taxes                                         (4.0)         (4.7)         (4.1)        (4.5)
                                                 --------      --------      --------     --------
Net earnings before minority interest                 7.1           8.4           7.3          8.0
Minority interest                                     -             -             -            -
                                                 --------      --------      --------     --------
  Net earnings                                        7.1           8.4           7.3          8.0
                                                 ========      ========      ========     ========

Liquidity and Capital Resources

         Net cash flows provided by operations were $20.0 million for the six months ended July 31, 1998 compared with $31.7 million for the three months ended July 31, 1997. The decrease is primarily the result of an increase in accounts receivable compared to the prior year. See -- "Results of Operations -- Revenue."

         Net cash used in investing activities amounted to $3.5 million for the six months ended July 31, 1998 compared with $2.4 million for the six months ended July 31, 1997. The prior year includes $0.9 million for acquisition of businesses. Through the first six months of fiscal 1999, total capital expenditures have been $3.9 million. The Company anticipates that capital expenditures for fiscal 1999 will be approximately $9.0 million. The Company's capital spending for the balance of fiscal 1999 is expected to be primarily related to the acquisition, installation, improvement and equipping of its Beverage-Air and Taylor production facilities.

         On September 16, 1997 the Company announced a plan to purchase $10 million of its common stock (up to 600,000 shares) in the open market and in private transactions. For the six months ended July 31, 1998 the Company purchased 135,613 shares of its common stock at an average price of $20.31 per share. On August 6, 1998 the Company completed the stock purchase plan. In total, the Company purchased 567,364 shares at an average price of $17.62 per share.

         As of July 31, 1998, the Company had net working capital of $74.6 million. The Company's average operating working capital (defined as average monthly gross accounts receivable and net inventory less accounts payable) as a percentage of sales declined from 21% during fiscal year 1998 to 20% for the six months ended July 31, 1998. The Company's earnings from operations were sufficient to cover fixed charges for the three and six months ended July 31, 1998.

         As of July 31, 1998, the Company had no borrowings under the Revolving Credit Facility of its Bank Credit Agreement. However, it had outstanding letters of credit in the amount of $10.0 million, including $6.5 million of letters of credit which guarantee the Industrial Project Revenue Bonds (referenced in note 6 to the financial statements included as item 1 hereto). Under the Revolving Credit Facility, the Company had $45.0 million available for additional borrowings. In addition, the Company had cash and cash equivalents of $52.6 million as of July 31, 1998.

         The Company had four financial covenants to meet at July 31, 1998 under the Bank Credit Agreement -- a liquidity ratio covenant at July 31, 1998 of at least 1.25:1.00; a senior funded debt to cash flow covenant for the twelve months ended July 31, 1998 of not greater than 2.00:1.00; a total funded debt to cash flow covenant ratio for the twelve months ended July 31, 1998 not greater than 3.50:1.00 and an interest coverage covenant ratio of at least 2.00:1.00. The Company met each of these covenants as it had a liquidity ratio of 30.56:1.00 at July 31, 1998; a senior funded debt to cash flow ratio of 0.08:1.00 for the twelve months ended July 31, 1998; total funded debt to cash flow ratio for the twelve months ended July 31, 1998 of 2.26:1.00 and an interest coverage ratio for the twelve months ended July 31, 1998 of 4.49:1.00.

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

Impact of Inflation

         Management does not believe that inflation has had a material impact on the Company's operations during the first six months of fiscal 1999. Management believes that the Company may face increasing costs during the balance of the fiscal year as a result of inflation which the Company may not fully be able to offset with increased productivity or pass on to its customers due to competitive factors within the industry.

Year 2000

            In 1996, the Company began converting its computer systems to be Year 2000 compliant (i.e., to recognize the difference between `99 and `00 as one year instead of negative 99 years). The Company expects to be Year 2000 compliant on or before December 31, 1998. As part of this project the Company is also monitoring the Year 2000 compliance status of its major distributors and suppliers. Total costs of the project through July 31, 1998 have been approximately $652,000. The costs to complete the project are estimated to be approximately $498,000. The Company estimates that as of July 31, 1998 the Year 2000 conversion project is more than 60% complete, with one of its principal locations now operating under Year 2000 business compliant software. The programming and hardware costs of the conversion are funded through operating cash flows and are expensed as incurred. The Company believes that the primary risk of the Year 2000 conversion is primarily associated with the degree to which its major vendors and suppliers become Year 2000 compliant, because of the limited leverage the Company has with respect to the internal operations of these vendors and suppliers.

Safe Harbor for Forward-Looking Statements Under the Securities Litigation Reform Act of 1995

         Except for historical information contained herein, this Quarterly Report to Stockholders contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated and discussed herein. These factors include: general economic conditions and their impact on the growth of the quick service restaurant and soft drink bottler industries, the Company's dependence on a major customer and key management personnel, the effects of competition, the demands relating to further overseas expansion, the significance of the Company's outstanding indebtedness and other factors detailed elsewhere from time to time in the Company's filings with the Securities and Exchange Commission.

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


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         See note 7 of "Notes to Unaudited Consolidated Financial Statements" included in Part I. Item 1. of this Form 10-Q.

Item 4.  Submissions of Matters to a Vote of Security Holders

         At the Company 1998 Annual Meeting of Stockholders held on May 19, 1998, the following directors were elected to terms expiring in the Company's fiscal year ended 2002: Messrs. Daniel B. Greenwood, Kevin E. Glazer and William
E. Dotterweich. There were no other matters submitted to a vote of stockholders for the quarter ended July 31, 1998.

Item 6.  Exhibits and Reports on Form 8-K

     1.  Exhibits

         27.1   Financial Data Schedule

     2. Reports on Form 8-K.

        None.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Specialty Equipment Companies, Inc.
                                                      (Registrant)





Date:    September 14, 1998            /s/ Jeffrey P. Rhodenbaugh
     ----------------------------      ---------------------------------------
                                       Jeffrey P. Rhodenbaugh, Chief Executive
                                       Officer
                                       (Principal Executive Officer)






Date:     September 14, 1998           /s/ Donald K. McKay
     ----------------------------      ---------------------------------------
                                       Donald K. McKay, Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

Exhibit Index

   Exhibit
      No.                              Description
   -------                             -----------
     27.1   Financial data schedule.