Form 10-Q
period 1998-10-31
SPECIALTY EQUIPMENT COMPANIES INC
filed 1998-12-15
CIK 814013

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                 For the quarterly period ended October 31, 1998
                                       or
  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

For the transition period from              to
                              ---------------------------
Commission File Number:                  0-22798
                       ----------------------------------

                       SPECIALTY EQUIPMENT COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                        36-333759
           --------                                        ---------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

1245 Corporate Blvd., Suite 401, Aurora, IL                  60504
-------------------------------------------                ----------
(Address of principal executive offices)                   (Zip Code)

                                 (630) 585-5111
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. Yes X    No   .
                                            ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            Class                             Outstanding at December 11, 1998
--------------------------------              --------------------------------
Common Stock, $0.01 par value                          18,383,777 shares




                                               The exhibit index is on page 15.

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                       SPECIALTY EQUIPMENT COMPANIES, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               Three months ended           Nine months ended
                                                                   October 31,                 October 31,
                                                               1997         1998           1997           1998
                                                            ---------     ---------      ---------     ---------
Net revenue                                                 $ 107,694     $ 120,512      $ 330,082     $ 388,323
Cost of sales                                                  74,532        83,251        229,307       266,441
                                                            ---------     ---------      ---------     ---------
  Gross margin                                                 33,162        37,261        100,775       121,882
Selling, general and administrative expenses                   17,985        20,238         52,246        63,461
                                                            ---------     ---------      ---------     ---------
Earnings from operations                                       15,177        17,023         48,529        58,421
Interest expense, net                                           3,965         3,567         11,974        11,687
                                                            ---------     ---------      ---------     ---------
Earnings from operations before income
  taxes and minority interest                                  11,212        13,456         36,555        46,734
Income taxes                                                    4,037         4,815         13,094        16,880
Minority interest                                                  --            24             --            57
                                                            ---------     ---------      ---------     ---------
Net earnings before extraordinary item                          7,175         8,617         23,461        29,797
Extraordinary item                                                 --        (1,374)            --        (1,374)
                                                            ---------     ---------      ---------     ---------
Net earnings                                                $   7,175     $   7,243      $  23,461     $  28,423
                                                            =========     =========      =========     =========

Net earnings before extraordinary item-basic                $    0.39     $    0.47      $    1.29     $    1.64
Extraordinary item                                                 --         (0.07)            --         (0.07)
                                                            ---------     ---------      ---------     ---------
Basic earnings per share                                    $    0.39     $    0.40      $    1.29     $    1.57
                                                            =========     =========      =========     =========

Net earnings before extraordinary item-diluted              $    0.35     $    0.43      $    1.16     $    1.48
Extraordinary item                                                 --         (0.07)            --         (0.07)
                                                            ---------     ---------      ---------     ---------
Diluted earnings per share                                  $    0.35     $    0.36      $    1.16     $    1.41
                                                            =========     =========      =========     =========

Weighted average shares outstanding - basic                    18,284        18,255         18,161        18,132
Weighted average shares outstanding - diluted                  20,233        20,027         20,176        20,094


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       SPECIALTY EQUIPMENT COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     January 31,    October 31,
                                                                         1998           1998
                                                                     -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                                           $  39,947      $  45,045
  Accounts receivable, net                                               63,043         71,269
  Inventories                                                            54,030         54,836
  Deferred tax assets, net                                               15,310         15,310
  Other current assets                                                    3,143          2,955
                                                                      ---------      ---------
         Total current assets                                           175,473        189,415
Property, plant and equipment, net                                       38,743         39,911
Restricted cash equivalents                                               2,662          2,033
Goodwill                                                                 15,645         15,348
Other intangibles, net                                                    7,973          6,984
Other assets                                                                954            429
                                                                      ---------      ---------
         Total assets                                                 $ 241,450      $ 254,120
                                                                      =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current installments of long-term debt                              $  18,395      $  18,152
  Accounts payable                                                       26,425         31,111
  Accrued liabilities                                                    68,748         81,317
  Accrued income taxes                                                    5,340          7,497
                                                                      ---------      ---------
         Total current liabilities                                      118,908        138,077

Long-term debt, excluding current installments                          159,591        128,316
Other non-current liabilities                                             1,762          1,729

Stockholders' equity (deficit):
  Common stock                                                              181            184
  Additional paid-in capital                                             58,298         58,081
  Accumulated deficit                                                   (88,041)       (59,618)
  Foreign currency translation adjustment                                  (308)          (323)
  Other                                                                  (2,327)        (2,327)
  Treasury stock, at cost                                                (6,614)        (9,999)
                                                                      ---------      ---------
         Total stockholders' deficit                                    (38,811)       (14,002)
                                                                      ---------      ---------
         Total liabilities and stockholders' deficit                  $ 241,450      $ 254,120
                                                                      =========      =========

         The accompanying notes are an integral part of these unaudited consolidated statements.

                       SPECIALTY EQUIPMENT COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                          Nine months ended
                                                                             October 31,
                                                                    1997                   1998
                                                                    ----                   ----
Cash flows from operating activities:
Net earnings                                                      $ 23,461              $ 28,423
Items not affecting cash:
  Depreciation                                                       3,592                 3,829
  Amortization                                                         664                 1,300
  Utilization of net operating loss carryforward                       819                   819
Changes in current assets and liabilities (excluding
  effects of business acquired):
  Accounts receivable                                               (4,285)               (8,226)
  Inventories                                                        3,843                  (806)
  Other current assets                                               2,764                   188
  Accounts payable and other current liabilities,
    excluding current installments of long-term debt                18,552                19,774
                                                                    -------               ------
         Net cash flows provided by operating activities            49,410                45,301
Cash flows from investing activities:
  Additions to property, plant and equipment, net                   (2,495)               (4,997)
  Cash equivalents restricted for capital additions                     73                   629
  Businesses acquired                                              (21,492)                   -
                                                                   --------              -------
         Net cash used in investing activities                     (23,914)               (4,368)
Cash flows from financing activities:
  Proceeds from other long-term debt                                18,000                     -
  Repayments of other long-term debt                                   (43)              (31,275)
  Proceeds from exercise of stock options                              592                   904
  Options withheld for taxes                                        (1,836)               (1,935)
  Acquisition of treasury stock                                     (1,958)               (3,385)
                                                                    -------               -------
         Net cash used in financing activities                      14,755               (35,691)
                                                                    -------              --------
Other, net                                                             441                  (144)
                                                                       ----                 -----
Net increase in cash                                                40,692                 5,098
Cash:
  Beginning of period                                                7,787                39,947
                                                                     ------               ------
  End of period                                                   $ 48,479              $ 45,045
                                                                  =========             ========


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

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended October 31, 1997 and 1998, (b) the financial position at October 31, 1998 and (c) the statements of cash flows for the nine month periods ended October 31, 1997 and 1998, have been made. The financial results for the three and nine months ended October 31, 1998 are not necessarily indicative of the financial results for the entire 1999 fiscal year. Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

         Net earnings per share is computed based on the weighted average number of basic and diluted common shares outstanding during the period.

         During the quarter ended April 30, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements, and requires a total for comprehensive income to be provided in condensed financial statements of interim periods. Comprehensive income includes all changes in stockholders' equity during the period except those resulting from investments by owners and distributions to owners. Comprehensive earnings for the three and nine month periods ended October 31, 1997 and 1998 consisted of the following:

                                                                       Three months ended         Nine months ended
                                                                            October 31,               October 31,
                                                                        1997         1998         1997         1998
                                                                      --------     --------     --------     --------
Net earnings                                                          $  7,175     $  7,243     $ 23,461     $ 28,423
Other comprehensive earnings (losses):
  Foreign currency translation adjustment,
   net of taxes                                                            112           64           76           (9)
                                                                      --------     --------     --------     --------
Comprehensive earnings                                                $  7,287     $  7,307     $ 23,537     $ 28,414
                                                                      ========     ========     ========     ========

2. Accounts Receivable

         Accounts receivable at the following dates consisted of the following:

                                                                                             January 31,   October 31,
                                                                                                 1998          1998
                                                                                             ----------    -----------
Accounts receivable                                                                            $ 66,998     $ 74,888
Less: allowance for doubtful accounts                                                             3,955        3,619
                                                                                               --------     --------
             Total                                                                             $ 63,043     $ 71,269
                                                                                               ========     ========

                       SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Inventories

         Inventories at the following dates consisted of the following:

                                                                      January 31,    October 31,
                                                                          1998          1998
                                                                      ----------     ----------
Raw materials                                                         $   28,602     $   29,144
Work-in-process                                                            8,885          9,170
Finished goods                                                            16,624         16,603
                                                                      ----------     ----------
             Sub-total                                                    54,111         54,917
Less: excess of FIFO cost over LIFO                                           81             81
                                                                      ----------     ----------
             Total                                                    $   54,030     $   54,836
                                                                      ==========     ==========


      The Company uses the LIFO method of valuing inventories. LIFO, compared to FIFO, had a de minimis effect on the cost of sales for the three and nine month periods ended October 31, 1997 and 1998.

4. Intangibles and Goodwill:

                                                                      January 31,    Ocober 31,
                                                                          1998          1998
                                                                      ----------     ----------
Goodwill                                                              $   15,843     $   15,843
Less: accumulated amortization                                               198            495
                                                                      ----------     ----------
           Net goodwill                                                   15,645         15,348
                                                                      ==========     ==========

          Intangibles consist of the following:
Patents                                                               $      991     $      991
Other intangibles                                                         52,076         52,076
Deferred pension costs                                                     1,961          1,961
                                                                      ----------     ----------
                                                                          55,028         55,028
Less: accumulated amortization                                            47,055         48,044
                                                                      ----------     ----------
           Net intangibles                                            $    7,973     $    6,984
                                                                      ==========     ==========

      Other intangibles primarily include deferred financing fees, engineering drawings, distribution networks and skilled workforce.

5.  Income Taxes

      At January 31, 1998, the Company had a net deferred tax asset of $30.4 million less a valuation allowance of $15.1 million. The Company has approximately $13.3 million in NOL carry forwards. However, a number of issues regarding the treatment of certain changes in ownership of the Company pursuant to certain provisions of the Internal Revenue Code of 1986, as amended ("IRC"), may arise which, if determined adversely, could limit the amount and/or use of the NOL carry forwards. The NOL carry forwards are available through fiscal 2008.

                                                                         Page 7
                       SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


6.  Long-Term Debt

         Long-term debt at the following dates consisted of the following:

                                                                      January 31,    October 31,
                                                                          1998           1998
                                                                      ----------     ----------
Revolving line of credit                                              $     --       $     --
11-3/8% senior subordinated notes due 2003                               149,040        117,590
Industrial project revenue bonds due 2009                                  6,400          6,400
Other long-term debt                                                      18,711         22,478
Capitalized leases                                                         3,835           --
                                                                      ----------     ----------
                                                                         177,986        146,468
Less: current installments                                                18,395         18,152
                                                                      ----------     ----------
             Total long-term debt                                     $  159,591     $  128,316
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

      The Company was a defendant along with other defendants in an action filed on July 20, 1995 entitled "Thermodyne Food Service Products, Inc. and AFTEC, Inc. v. McDonald's Corporation, et al." in the United States District Court, Northern District of Illinois, Eastern Division. Plaintiffs alleged that the Company and other defendants misappropriated trade secrets in connection with the Company's development of an oven for McDonald's and OSI. As a result of a ruling on a motion to dismiss, all the claims against the Company other than the trade secret claim were dismissed. The case was settled by the terms of a confidential settlement agreement dated May 28, 1997 pursuant to which one of the defendants agreed to make a settlement payment in a confidential amount. Although the Company is not required under the terms of this settlement agreement to pay any damages or make any settlement payments, it is possible that the codefendant that did make a settlement payment will seek a contribution from the Company. On or about November 13, 1998, defendants in an action entitled "McDonald's Corporation v. American Motorists Insurance Co." No. 97L0014, pending in the Circuit Court of DuPage County Illinois, sought leave to file a third party complaint asserting contingent subrogation rights against the Company, and other defendants from the AFTEC litigation referred to above. The Company expects that the court will rule on this motion shortly. The Company has not established a reserve in its financial statements relating to this matter.

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

      On May 5, 1994, the Company (doing business as Taylor Freezer Company) was among more than 80 parties notified as potential third-party defendants in an action involving the clean up of the MIG/Dewane Landfill near Belvidere, Illinois. A third-party complaint has been filed by the principal owners and operators of the landfill. Those owners and operators were sued by the principal users of the landfill who in turn had been sued by the Environmental Protection Agency ("EPA") in April 1992. The complaint seeks contribution for the proposed clean up of the site. The Company has not received settlement offers from the EPA, but it settled its alleged liability with the private plaintiffs for $54,000 for the costs associated with the remedial investigation of the site. The Company has not settled its alleged liability for clean up costs at the site. Beatrice Company (ConAgra) has assumed defense of the matter and has agreed to defend and indemnify the Company for claims related to the MIG/Dewane site to the extent they are related to Taylor and the events giving rise to the claims occurring during the Beatrice Company (ConAgra) period of ownership. Based upon presently available information, management does not believe this matter will have a material effect on the Company's results of operation or financial condition.

      The Company received notice of potential environmental actions from (i) the South Carolina Department of Health and Environmental Control ("SCDHEC") and the EPA with respect to drums of hazardous waste materials disposed of in South Carolina, (ii) the SCDHEC with respect to the clean up of the Unisphere Hazardous Waste Site in Spartanburg County, South Carolina, and (iii) the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection ("NDEP"), which issued a finding of alleged violation and order relating to alleged soil and ground water contamination. With respect to the SCDHEC matter discussed in (i) above, management is unable to determine the existence or amount of its potential liabilities because no formal proceedings have been commenced and no notifications have been received regarding this matter since December 1992. The Company has reason to believe that this site will be the subject of no further action by the EPA.

      With respect to the SCDHEC matter discussed in (ii) above, management is unable to determine the existence or amount of its potential liability, if any, because the use of the site by Beverage-Air occurred prior to the purchase of the Beverage-Air assets by the Company from Gerlach Industries in November, 1986. With respect to the NDEP matter discussed in (iii) above, the Company has spent approximately $329,000 to conduct tests and to

                       SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

implement a remediation program, but given the pendency of the Company's appeal and its uncertain outcome, management cannot estimate what, if any, additional expenditures might be required, though they are not expected to materially affect the financial position or results of operations of the Company.

Letters of Credit

      As of October 31, 1998, the Company had letters of credit outstanding totaling $10.0 million, which guarantee various business activities, including $6.5 million of letters of credit which guarantee the Industrial Project Revenue Bonds (see note 6 above).

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

      The Executive Long-Term Incentive Plan, as amended ("Employee Plan"), allows for the issue of a total of 4,004,814 shares of the Company's common stock. A total of 8,750 options may still be granted under the Employee Plan. All of the options granted are at an exercise price, which was not less than management's determination of the fair market value of the underlying shares at the respective dates of grant.

      The following sets forth information with respect to options issued and outstanding:


                                                                                            Average option       Range of
                                                                              Shares        price per share    Option Prices
                                                                           ------------     ---------------    -------------
Options outstanding at January 31, 1998                                       2,466,637      $       2.87       $1.00-13.44
Options exercised                                                              (279,041)            (1.00)             1.00
Options withheld for taxes                                                      (83,075)            (1.00)             1.00
                                                                           ------------      ------------      ------------
Options outstanding at April 30, 1998 (1,954,521 exercisable)                 2,104,521              3.18        1.00-13.44
Options issued                                                                  100,000             23.13       23.00-23.25
Options exercised                                                               (37,600)            (5.39)        1.00-7.75
Options withheld for taxes                                                       (7,400)            (1.63)        1.00-5.25
                                                                           ------------      ------------      ------------
Options outstanding at July 31, 1998 (1,909,521 exercisable)                  2,159,521              4.07        1.00-23.25
Options issued                                                                   30,000             22.50             22.50
Options exercised                                                              (141,800)            (2.10)       1.00-10.25
Options withheld for taxes                                                       (2,900)           (10.25)       1.00-10.25
                                                                           ------------      ------------      ------------
Options outstanding at October 31, 1998 (1,814,821 exercisable)               2,044,821      $       4.70       $1.00-23.25
                                                                           ============      ============      ============

      Options withheld for taxes are options, which are withheld by the Company, upon exercise by the grantee, to satisfy the grantee's withholding tax liability. The options withheld cannot be reissued.

      A non-employee director has stock warrants currently exercisable to purchase 1,145,769 shares of Common Stock at approximately $2.01 per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF THE OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three and Nine Month Periods Ended October 31, 1998 (Fiscal 1999) Compared to Three and Nine Month Periods Ended October 31, 1997 (Fiscal 1998).

Revenue. Revenue for the three months ended October 31, 1998 increased 11.9% to $120.5 million compared with $107.7 million for the comparable period in fiscal 1998. Revenue for the nine months ended October 31, 1998 increased 17.6% to $388.3 million compared with $330.1 million for the comparable period in fiscal 1998.The revenue increase for both periods was primarily attributable to sales of equipment to the beverage market and sale of equipment packages for a major customer's premium dessert program. The impact of the premium dessert program was a larger factor in the nine month period than the most recent quarter. The increase in sales for the nine month period also reflect the August 1997 acquisition of Gamko which had $24.3 of revenue in the first nine months of fiscal 1999 as compared to $6.3 million for the period from its acquisition until October 31, 1997. For the third quarter, sales of products for use outside the U.S. increased 6.2% from the prior year period, due to increased sales to Latin America and the Caribbean region, partially offset by lower sales to Asia. For the first nine months of fiscal 1999, revenue from sales of products for use outside the United States was 29.7% of revenue as compared with 31.6% for the same period in fiscal 1998.

Gross Margin. Gross margin for the three months ended October 31, 1998 increased 12.4% to $37.3 million, compared with $33.2 million for the comparable period in fiscal 1998. As a percent of revenue, gross margin increased from 30.8% of revenue for the three month period ended October 31, 1997 to 30.9% of revenue in the three month period ended October 31, 1998. Gross margin for the nine months ended October 31, 1998 increased 20.9% to $121.9 million, compared with $100.8 million for the comparable period in fiscal 1998. As a percent of revenue, gross margin increased from 30.5% of revenue for the nine month period ended October 31, 1997 to 31.4% of revenue in the nine month period ended October 31, 1998. The increase in gross margin percentage for the three and nine month periods ended October 31, 1998 was principally a result of fixed expenses being spread over a larger sales base, improved manufacturing performance, and the impact of Gamko.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expense for the three months ended October 31, 1998 increased 12.5% to $20.2 million. As a percent of revenue, SG&A was 16.8% for the three months ended October 31, 1998 compared to 16.7% for the same period in fiscal 1998. SG&A expense for the nine months ended October 31, 1998 increased 21.5% to $63.5 million. As a percent of revenue, SG&A was 16.4% for the nine months ended October 31, 1998 compared to 15.8% for the comparable period in fiscal 1998. The higher expenses reflect the inclusion of Gamko as well as higher medical and casualty insurance expense experience and increased selling and research and development expenses for the nine months ended October 31, 1998. The increased insurance expenses amounted to $0.7 million for the three months ended October 31, 1998.

Interest Expense. Interest expense for the three months ended October 31, 1998 decreased 10.0% to $3.6 million compared with the same period in fiscal 1998. Interest expense for the nine months ended October 31, 1998 decreased 2.4% to $11.7 million compared with the same period in fiscal 1998. The Company acquired $31.4 million of its outstanding senior subordinated notes in September 1998. The Company redeemed the remainder of the outstanding notes on December 1, 1998.

         The following table sets forth selected operating data as a percentage of Company net revenue:

                                                      Three months ended              Nine months ended
                                                          October 31,                    October 31,
                                                  1997 (%)        1998 (%)        1997 (%)        1998 (%)
                                                 ----------      ----------      ----------      ----------
Beverage-Air                                           40.2            48.4            43.3            47.0
Taylor                                                 36.7            29.8            38.7            32.9
Wells/Bloomfield                                       14.0            12.2            13.1            11.1
Specialty Equipment International (Gamko)               5.8             6.6             1.9             6.2
World Dryer                                             3.3             3.0             3.0             2.8
                                                 ----------      ----------      ----------      ----------
  Net revenue                                         100.0           100.0           100.0           100.0
Gross margin                                           30.8            30.9            30.5            31.4
Selling, general and administrative expenses           16.7            16.8            15.8            16.4
                                                 ----------      ----------      ----------      ----------
  Earnings from operations                             14.1            14.1            14.7            15.0
Interest expense, net                                  (3.7)           (3.0)           (3.6)           (3.0)
Income taxes                                           (3.7)           (3.9)           (4.0)           (4.3)
Minority interest                                      --              --              --              --
                                                 ----------      ----------      ----------      ----------
  Net earnings before extraordinary item                6.7             7.2             7.1             7.7
                                                 ==========      ==========      ==========      ==========

Liquidity and Capital Resources

         Net cash flows provided by operations were $45.3 million for the nine months ended October 31, 1998 compared with $49.4 million for the nine months ended October 31, 1997. The decrease is primarily the result of an increase in accounts receivable and inventory compared to the prior year. See -- "Results of Operations -- Revenue."

         Net cash used in investing activities amounted to $4.4 million for the nine months ended October 31, 1998 compared with $23.9 million for the nine months ended October 31, 1997. The prior year includes $21.5 million principally related to the acquisition of Gamko. Through the first nine months of fiscal 1999, total capital expenditures have been $5.0 million. The Company anticipates that capital expenditures for fiscal 1999 will be approximately $7.5 million. The Company's capital spending for the balance of fiscal 1999 is expected to be primarily related to the acquisition, installation, improvement and equipping of its Beverage-Air and Taylor production facilities.

         Net cash used in financing activities was $35.7 million for the nine months ended October 31, 1998. This amount included $31.4 million of the Company's outstanding senior subordinated notes in September of 1998. The Company reported the premium paid for the notes as an extraordinary item, net of taxes.

         On September 16, 1997 the Company announced a plan to purchase $10 million of its common stock (up to 600,000 shares) in the open market and in private transactions. On August 6, 1998 the Company completed the stock purchase plan. In total, the Company purchased 567,364 shares at an average price of $17.62 per share.

         As of October 31, 1998, the Company had net working capital of $51.3 million. The Company's average operating working capital (defined as average monthly gross accounts receivable and net inventory less accounts payable) as a percentage of sales declined from 21% during fiscal year 1998 to 20% for the nine months ended October 31, 1998. The Company's earnings from operations were sufficient to cover fixed charges for the three and nine months ended October 31, 1998.

         As of October 31, 1998, the Company had no borrowings under the Revolving Credit Facility of its Bank Credit Agreement. However, it had outstanding letters of credit in the amount of $10.0 million, including $6.5 million of letters of credit which guarantee the Industrial Project Revenue Bonds (referenced in note 6 to the financial statements included as item 1 hereto). Under the Revolving Credit Facility, the Company had $45.0 million available for additional borrowings. In addition, the Company had cash and cash equivalents of $45.0 million as of October 31, 1998.

         The Company met each of the financial covenants at October 31, 1998 under the Bank Credit Agreement.

         Effective December 1, 1998 the Company entered into a new agreement with certain banks to provide a $200 million, unsecured five-year revolving credit facility ("Credit Agreement"). Interest rates on the facility are calculated based on a pricing grid and currently average LIBOR plus 0.875%. Pursuant to the Credit Agreement the Company must meet two quarterly financial covenants, an interest coverage ratio and a total funded debt to cash flow ratio. The proceeds from the Credit Agreement were used to refinance the Company's existing indebtedness, including $117.6 million of remaining outstanding Notes, which were called on December 1, 1998 at a price equal to 105.7% of the outstanding principal amount, and $18 million of other long-term debt.

         Management believes that the Credit Agreement and the other sources of capital described above, with internally generated funds, will be adequate to meet the Company's anticipated capital and cash requirements for at least the next twelve months, including debt service and corporate income taxes.

Impact of Inflation

         Management does not believe that inflation has had a material impact on the Company's operations during the first nine months of fiscal 1999. Management believes that the Company may face increasing costs during the balance of the fiscal year as a result of inflation which the Company may not fully be able to offset with increased productivity or pass on to its customers due to competitive factors within the industry.

Year 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. These programs treat years as occurring between 1900 and the end of 1999 and do not self-convert to reflect the upcoming change of the century. If not corrected applications could fail or create erroneous results by or at the Year 2000.

         In 1996, each of the Company's divisions began their efforts to make the Company Year 2000 compliant. This program encompasses information systems, manufacturing equipment, facilities systems, the Company's products and the readiness of the Company's suppliers, distributors and customers. The Company's objective is to be Year 2000 compliant on or before January 31, 1999.

         The Company has tested and analyzed its products to determine exposure to contingencies related to the Year 2000. This analysis revealed that the Company's products raise limited Year 2000 issues, and that such issues should be able to be addressed without a material impact upon the Company and operating results.

         The Company has substantially completed its analysis of its information systems, and has begun the process of converting its information systems. As of October 31, 1998, the Year 2000 conversion project of the Company's information systems is more than 75% complete, with two of its principal locations now operating under Year 2000 compliant software. It is currently anticipated that all of the Company's operations will have converted to Year 2000 compliant software by January 31, 1999. Similarly, the Company has reviewed the Year 2000 status of its machinery and equipment and has implemented the necessary system changes.

         The Company believes that its greatest exposure regarding the Year 2000 issue is associated with the ability of its principal vendors, suppliers, distributors and customers to become Year 2000 compliant. In response to this concern, the Company is surveying and monitoring the Year 2000 compliance status of its major vendors, suppliers, distributors and customers. However, the Company can make no assurance that these third parties will become Year 2000 compliant, and accordingly, the Company plans to develop contingency plans in early 1999 to the extent that it determines that any of its major vendors, suppliers, distributors and customers are expected to encounter significant Year 2000 related problems. However, if a significant number of key third party relationships do not promptly become Year 2000 compliant, their non-compliance could have a material adverse effect on the Company's financial position or results of operations. The exact magnitude of any of these effects is not currently estimable.

Euro Currency

         The Company derived approximately 11% of its revenue in fiscal 1998 from its operations in Europe. Historically, transactions in Europe have been denominated primarily in U.S. currency, however transactions by the Company's recently acquired Gamko subsidiary are denominated in a variety of European currencies.

         On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to adopt the Euro as their common legal currency. Following the introduction of the Euro, the local currencies are scheduled to remain legal tender in the participating countries until January 1, 2002. During this transition period, goods and services may be paid for using either the Euro or the participating country's local currency. Thereafter, the local currencies will be canceled and the Euro currency will be used for all transactions between the eleven participating members of the European Union.

         The Euro conversion raises strategic as well as operational issues. The conversion is expected to result in a number of changes, including the stimulation of cross-border competition by creating cross-border price transparency. The Company is evaluating the implications of the Euro conversion and is uncertain as to the potential impact on its operations.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         See note 7 of "Notes to Unaudited Consolidated Financial Statements" included in Part I. Item 1. of this Form 10-Q.

Item 4.  Submissions of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of stockholders for the quarter ended October 31, 1998.

Item 6.  Exhibits and Reports on Form 8-K

       1. Exhibits

             3.1 Second Amended and Restated Credit Agreement, dated as of November 24, 1998, among Specialty Equipment Companies, Inc. and Specialty Equipment Manufacturing Corporation, as Borrowers, and Bank of America National Trust and Savings Association, as agent.

             27.1  Financial Data Schedule

       2. Reports on Form 8-K.

          None.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Specialty Equipment Companies, Inc.
                                                     (Registrant)





Date: December 14, 1998       /s/ Jeffrey P. Rhodenbaugh
     -------------------      ---------------------------
                              Jeffrey P. Rhodenbaugh, Chief Executive Officer
                              (Principal Executive Officer)


Date: December 14, 1998       /s/ Donald K. McKay
     -------------------      ---------------------------
                              Donald K. McKay, Chief Financial Officer
                              (Principal Financial and Accounting Officer)

Exhibit Index

 Exhibit
     No.                              Description

 3.1         Second Amended and Restated Credit Agreement, dated as of November
             24, 1998, among Specialty Equipment Companies, Inc. and Specialty
             Equipment Manufacturing Corporation, as Borrowers, and Bank of
             America National Trust and Savings Association, as agent.

27.1         Financial Data Schedule