Form 10-K405
period 1999-01-31
SPECIALTY EQUIPMENT COMPANIES INC
filed 1999-04-09
CIK 814013

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________
                         Commission file number 0-22798

                       SPECIALTY EQUIPMENT COMPANIES, INC.
             (Exact name of Registrant as Specified in its Charter)

             Delaware                                          36-3337593
 (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                          Identification No.)

1245 Corporate Boulevard, Suite 401
          Aurora, Illinois                                        60504
(Address of principal executive offices)                        (Zip Code)

         Registrant's telephone number, including area code: (630) 585-5111

Securities registered pursuant to Section 12(b) of the Act:
                                                 Name of each Exchange on which
Title of each class                                                 registered:
-------------------                               -----------------------------
Common Stock (par value $.01 per share)                 New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

Aggregate market value at March 18, 1999 of the voting stock held by non-affiliates of the Registrant -- $250,464,610 (based on a closing price of $26.75 per share on that date as reported on the New York Stock Exchange). (The Registrant has assumed that all directors, executive officers and holders of 40% or more of the shares of Common Stock are affiliates for the purposes of this calculation.)

As of March 18, 1999, 18,463,337 shares of the Common Stock, $.01 par value, of the Registrant were outstanding.

                      Documents Incorporated By Reference:

A portion of the Company's Proxy Statement relating to its 1999 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

* The exhibit index is located on page 46.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Specialty Equipment Companies, Inc. ("Specialty") is a manufacturer of a diversified line of highly engineered commercial and institutional foodservice equipment. Our products are used by customers in the foodservice equipment market segment and include a variety of quick service restaurant chains, other commercial restaurants, convenience store chains, specialty chains, soft drink bottlers, brewers and institutional foodservice operators. We emphasize the engineering and development of specially designed, state-of-the-art foodservice equipment, and sell a wide array of standardized foodservice equipment and related products. We service our customers through a broad-based global distribution and service network.

     Specialty's domestic operations, and some of its foreign operations are conducted by Specialty Equipment Manufacturing Corporation ("Specialty Mfg."), a wholly owned subsidiary. Specialty Equipment International (through its wholly owned subsidiary, Gamko Holding, B.V.) conducts a substantial portion of Specialty's foreign operations.

     We generally market our products through one of six global brands. These global brands are:

          o    Taylor;

          o    Beverage-Air;

          o    Bloomfield;

          o    Wells;

          o    World Dryer; and

          o    Gamko

Each of these brands has been a prominent brand in its specific market niche for many years. For example, Wells produced its first waffle baker in 1920. Taylor provided its first ice cream freezer to a restaurant in 1926 and has been providing shake machines to McDonald's since the 1970's. Beverage-Air started making refrigerated cabinets in 1944, and Bloomfield introduced its first coffee service products in the 1950's. World Dryer started selling warm air hand dryers in 1951 and Gamko produced its first cooler in 1965.

GLOBAL BRANDS

  Beverage-Air

     The Beverage-Air brand is one of the two leading brands (in sales) of commercial refrigeration equipment for the soft drink bottling market. We are also one of several leading manufacturers (in sales) of such equipment for the foodservice market. Beverage Air brand products include vertical and horizontal reach-in merchandising coolers, freezers, refrigerators, pizza and food preparation units, school milk coolers, self-contained beer dispensing units, delicatessen and floral display cases. Beverage-Air brand products include models marketed under the Beverage-Air(R), Marketeer(R) and Maxi-Marketeer(R) names.

     Specialty acquired Beverage-Air in November 1986 to broaden Specialty's product offerings to the national quick service restaurant and convenience store chains. Specialty's management believed that Beverage-Air's product lines and engineering capabilities were well suited to support development of customized refrigeration products for the major chains. Since we acquired Beverage-Air, we have been successful in growing the sales of Beverage-Air products in this market niche.

     In the foodservice niche, Beverage-Air generates revenue principally through sales to large restaurants, hotel kitchens, supermarkets and convenience stores through independent dealers and distributors. Beverage-Air's major product lines in this market niche include stainless steel refrigerators and freezers, delicatessen display cases, pizza and food preparation tables, refrigerated and frozen food display cases and beer dispensing equipment. Beverage-Air's foodservice products are serviced primarily through independent service organizations.

     In the soft drink bottling market, we market our Beverage-Air products to bottlers around the world, which purchase the coolers for placement in supermarkets, convenience stores and special venues. Most of our bottler customers are affiliated with major soft drink companies, such as Coca-Cola and Pepsi Cola. We have worked with the bottlers to customize these coolers to meet their marketing needs. For example, we have designed several unique point-of-purchase soft drink merchandisers, including cabinets or refrigerators designed for use in the express check-out lanes of supermarkets, a line of curved-front vertical merchandisers (Maxi-Marketeers) and the Contour Cooler(TM) for the international bottler market. In 1998, we began to market, under the Beverage-Air global brand name, The Breeze(TM), the industry's first open air-curtain merchandiser with product pulldown capability.

     We have an active product development team that focuses exclusively on the Beverage-Air brand. In addition to research and development activities focused on domestic and international sales, resources have been dedicated to product development activities related to design, performance and agency approvals specifically for international markets, since these are markets targeted by its major customers. Beverage-Air has advanced its product testing capabilities and has successfully completed the Underwriter Laboratories ("UL") client test data criterion. Because of these capabilities we can respond more quickly to the equipment development needs of our key Beverage-Air brand accounts.

     The benefits of our integrated marketing and quick response product development capabilities can be seen through a recent example. In 1997, the Food and Drug Administration made changes to its unified food codes. As a result of these changes, many of our customers were required to change their equipment specifications in calendar year 1998. This required us to quickly redesign the existing core Beverage-Air product line to meet these new specifications. Not only do we believe that this quick redesign effort will help us increase sales in the short term (because our customers need to replace older equipment with equipment meeting the new specifications) but also will strengthen our relationship with our domestic customers. We also believe that this capability has been an asset that has helped us grow our existing customers in key emerging markets.

     We manufacture Beverage-Air products at three facilities. At our Spartanburg, South Carolina facility we primarily manufacture merchandising equipment for the foodservice and soft drink bottler industry. At our Honea Path, South Carolina and Brookville, Pennsylvania facilities, we manufacture refrigeration products primarily for the foodservice industry. We believe that this manufacturing arrangement, with each facility being equipped to meet specified needs, has improved lead times and increased our ability to obtain large domestic and international orders for Beverage Air brand products.

Taylor

     Founded in 1926, Taylor is the world's largest designer and manufacturer (in sales) of soft serve ice cream, frozen yogurt and shake equipment. We also design and manufacture, under the Taylor brand name, batch ice cream and frozen beverage dispensing equipment. Because of our engineering and manufacturing capabilities at our Taylor operations, we were afforded an opportunity to extend the Taylor brand equipment offerings from only "cold" equipment into "hot," or cooking, equipment. As a result, in 1985 we began manufacturing and shipping, under the Taylor brand name, automated two-sided grills worldwide, that both increase speed of cooking, with assurance of consistent product temperature profiles and quick recovery. In addition, we also manufacture flat grills and customized hot and cold food preparation/holding cabinets under the Taylor name. An exclusive global distributor network that is committed to sales and service to the food service industry supports this expanded line of both hot and cold equipment.

     The principal customer base for Taylor products is quick service restaurants (like McDonald's and Burger King) and specialty chains (like Dairy Queen and TCBY). We primarily sell Taylor products for domestic and international new store growth and the addition of equipment to existing stores' equipment packages, remodeling and retrofitting of existing store kitchens (primarily driven by the addition and substitution of menu items) and replacement of older equipment.

     Because of our flexible manufacturing capabilities and application engineering focus for both hot and cold equipment, we believe that our active product development program for Taylor products will serve as a focus of our growth prospects. Special engineering groups concentrate on individual product lines to develop new technologies that address food service operators' concerns of labor, reliability, maintenance and service costs. Our commitment to research and development of innovative Taylor products is demonstrated by our ability to develop, test and implement proprietary hardware and software in-house.

     This research and development capability has yielded many innovative features and products. For example, Taylor products feature technologies such as Softech(R), a patented, integrated memory system designed to control all necessary modes of refrigeration and to control automatically the hardness or viscosity of the frozen product. Another Taylor technology is Labor Saver(TM), which is heat treatment equipment for soft serve and shake freezers that reduces cleaning and maintenance costs. In 1998, we began marketing Razzle(R), a frozen dessert program made with soft serve ice cream or frozen yogurt and blended with a choice of mix-ins, including hard candies and cookies. We supply the customer using the Razzle(R) program with equipment, including a mixer, cups, lids and promotional support. We have also developed additional refrigeration and cooking equipment to expand its product lines, including the development of two specialized ovens for baking and holding applications, and frozen carbonated and non-carbonated beverage equipment. We also are in the process of becoming an approved supplier to the key soft drink manufacturers, providing equipment and programs to support foodservice, retail and other markets with frozen carbonated beverages. In 1997, we embarked on a development program entitled Freezer and Grill of the Future. As a result of this program, the Company anticipates shipping new grill designs in early 1999 with a roll-out of a new generation of soft serve and shake equipment beginning in the fourth quarter of calendar 1999.

     We believe that one of the major reasons for the Taylor brand's leading worldwide market position, has been the Company's global distributor network for Taylor products. This network allows us to offer U.S. and international customers reliable and consistent service worldwide. This network consists of a worldwide group of more than 140 independent stocking and servicing distributors. These distributors employ more than 600 full-time salespeople and operate fleets of specialized service vehicles to provide reliable and consistent sales and service coverage throughout their respective territories. We think that most of these distributors and their personnel derive most of their revenue from the sale and servicing of Taylor products and thus are likely to have a continuing commitment to selling and servicing Taylor products and protecting Taylor's reputation.

     In 1995, we began a long-range service plan, titled Service 2000. The objective of Service 2000 is to insure that we provide our customer's with the highest quality service. To initiate this strategy, an advanced communication network was developed to track service performance and to provide a benchmark for measuring continuous improvement. We have also demonstrated our continued commitment to service when we created the Taylor Development Center. The Center, which is located in a 25,000 square foot addition to our Rockton, Illinois manufacturing facility in February is dedicated to maintaining the level of professional service necessary to sell and service new equipment as well as to expanding their current service network training. In addition, the facility provides a technical resource center that is expected to help Taylor develop its next generation of foodservice and restaurant equipment.

     During fiscal 1997 our Taylor facilities applied for and received ISO 9001 certification. The International Standards Organization ("ISO") designation is issued only after a qualified registrar determines that the applicable quality control systems are in compliance with ISO standards. We think that ISO 9001 designation is not only a demonstration of the level of our manufacturing and product quality, but also provides us with a competitive advantage because of the prestige related to ISO certification.

Wells

     Wells was founded in 1920 and has been producing electric cooking products for more than 75 years. Under the Wells brand name, we design, manufacture and market a broad line of warming and cooking equipment. The Wells product line consists primarily of electric counter top and built-in appliances (including fryers, griddles, food warmers, toasters, hot plates, waffle bakers, convection ovens and broilers).

     We market our Wells products principally through independent foodservice equipment dealers and distributors. Besides restaurant chains, supermarkets and convenience store outlets, ultimate users of Wells equipment include independent restaurants, recreation outlets, hotels, schools and hospitals. Recently we introduced a refrigerated built-in buffet unit under the Wells name, which will complement the Wells modular warmer line, to provide a full line of products to support foodservice consultants and specifiers. Also, we have developed larger, specialized Wells products for major restaurant chains.

     Wells products are manufactured at our Verdi, Nevada facility. In order to attain additional economies of scale, we also use the Verdi, Nevada facility to manufacture our Bloomfield brand products.

Bloomfield

     Under the Bloomfield global brand name, we design, manufacture and market a coffee and tea beverage equipment product line that includes brewers, glass coffee decanters, insulated beverage dispensers and related accessories. In 1997 we introduced Bloomfield's Electronic Brew Control ("EBC(TM)") coffee equipment. EBC(TM) has the capability of providing a consistent quality of brewing results, with less operator attention and training. In addition, we have designed and developed Satellite Brewing Systems, Multi-Brewers and Docking Stations, which we believe will enhance the competitive position of Bloomfield products with the quick service restaurant chains. We also market, as part of the Bloomfield brand, a powder cappuccino dispenser and espresso machine under the name Cafe Elite(TM).

     We sell the Bloomfield product line directly to office coffee service customers and independent coffee roasters and through independent foodservice equipment dealers and distributors. Ultimate users of the Bloomfield equipment include major restaurants, hotels, convenience stores and offices.

     Consistent with our customized product development and marketing strategy, we are committed to designing specialized coffee and tea brewing equipment to meet the needs of the major national and global chains. As a result of this commitment, a number of our Bloomfield products are purchased on a regular basis by the major chains and their franchisees.

Gamko

     Gamko is a leading manufacturer of commercial refrigeration equipment in The Netherlands. Gamko products are sold under the Euro-Line(TM), Eco-Line(TM), Party-Cooler(TM) and Maxi Glass(TM) line names. Gamko global brand offerings include modular and traditionally designed beverage and bottle display coolers, dispensing and keg coolers, and food display and waste disposal coolers.

     We acquired Gamko in August 1997 to broaden Specialty's manufacturing and marketing efforts in Europe. We felt that this global expansion would help us meet the demands resulting from the rapid expansion of the global quick service restaurant chains and soft drink beverage companies. In addition, the acquisition affords Specialty entry into the global brewery refrigeration and beer dispensing equipment market, which is Gamko's core business. We believe that Gamko's product lines and engineering capabilities are well suited to support development of customized refrigeration products for major customers. Gamko has also been successful with application engineering concepts that we think will drive product development in the future.

     In the brewery market, we principally sell our Gamko products to brewers around the world, although mostly to brewers affiliated with the major international breweries. Generally our Gamko customers purchase the equipment for placement in supermarkets, restaurants, bars, taverns and special venues. We have worked with the brewers to customize these coolers to meet their marketing needs. In the soft drink bottler market, Gamko has products suited for the marketing programs of the major soft drink companies. We believe that we can use the strength of the Beverage-Air global brand to expand Gamko's merchandiser equipment line. In the foodservice market, Gamko generates revenue principally through sales to distributors. Gamko's major product lines in this sector include food display, food preparation coolers and catering equipment for the restaurant and catering industry. It has also designed a unique waste disposal cooler for use in hotels, restaurants and butcher shops. The waste disposal cooler inhibits the development of bacteria and odors in these applications. Gamko's foodservice products are serviced primarily through independent service organizations.

     Because of the perceived importance of product innovation and responsiveness to the brewing and foodservice markets, we maintain a product development staff focused specifically on developing additions to the Gamko line. In addition to research and development activities focused on both West and East European sales, we have dedicated resources to product development activities related to design, performance and agency approvals specifically for international markets. It is through this strategy of integrated marketing that we intend to grow the Gamko brand customer base in emerging markets. For the Gamko product line, we have also considered and pursued joint venture manufacturing and marketing efforts in East Europe and Southeast Asia.

World Dryer

     Founded in 1950, World Dryer designs, manufactures and markets commercial, wall-mounted cast iron and stainless steel warm-air hand and hair dryers under the World(R) Dryer, Airspeed(TM), No-Touch(TM), and Airstyle(TM) product names. The World Dryer brand is the leading domestic and international brand (in sales) of commercial warm-air hand and hair dryers. We design, manufacture and market the World Dryer brand product lines for application in public washrooms, and believe that the brand is uniquely positioned in its global market niche. The core World Dryer product, the World Model A cast iron hand dryer, is distributed in more than 80 countries worldwide.

     World Dryer products have long been approved and purchased by several major national restaurant chains and can be found in public restrooms throughout the world. We have expanded the World Dryer brand with new models targeted for specific market niches, including a line of hand dryers under the Electric Aire(TM) name for the value-conscious customer. We acquired Electric Aire(TM) in 1994 and maintained the brand name for these specific market niches.

     In addition, we have designed a line of World Dryer brand hand sanitation systems to address the critical issues of food safety in the hospitality and healthcare industries. The automatic hand Washstation is a multi-functional unit that dispenses soap, water and warm air or paper. The washstation features monitoring and warning functions to provide monitorable compliance with state and federal health codes for kitchen employee hand sanitation. At least one major quick service restaurant chain has recommended the Washstation to its operators as one solution for its hand sanitation practices. We have also developed and marketed a line of No-Touch(TM) dryers, soap dispensers and automatic faucets under the World Dryer brand name, for the foodservice industry. In 1998, to expand our product offerings for the public sanitation and restroom market, we began marketing World Dryer baby changing stations under the name DryBaby(TM).

     During fiscal 1997 our World Dryer facility, located in Berkeley, Illinois applied for and received ISO 9002 certification. As with the ISO certification for the Taylor facility, we think that the ISO designation is not only a demonstration of World Dryer's manufacturing and product quality, but also a competitive advantage.

     In our marketing efforts for World Dryer products, we emphasize key sanitation issues, environmental benefits, such as waste paper reduction, and lower end user cost. We believe that these marketing efforts have been a major factor in the continued success of the World Dryer global brand.

ORGANIZATIONAL AND FINANCIAL HISTORY

     Specialty was incorporated under the laws of the state of Delaware in 1984. We acquired each of its currently active operations (other than the Beverage-Air and Gamko operations) in January 1985 from Beatrice Companies, Inc. We completed an initial public offering in 1987 and were acquired by SPE Acquisition, Inc. ("SPE") in a management-leveraged buy-out in 1988. Specialty was reorganized pursuant to a Chapter 11 plan of reorganization, in which SPE was merged into it, on March 31, 1992. On December 1, 1993, our Common Stock began trading on the Nasdaq National Market. On December 29, 1998, our Common Stock became listed on the New York Stock Exchange.

     Specialty acquired Beverage-Air from Gerlach Industries, Inc. in November 1986. In August 1997, the Company acquired Gamko Holding, B.V. based in The Netherlands. On January 31, 1998, pursuant to a Plan of Internal Restructuring, approved by the Company's stockholders at the Annual Meeting of Stockholders held on April 30, 1997, the Company organized Specialty Mfg., a wholly owned subsidiary of the Company. As part of the formation of Specialty Mfg., the Company contributed substantially all of its operating assets, other than its intellectual property, stock in its other subsidiaries and certain other rights, to Specialty Mfg., which assumed substantially all of the Company's liabilities. In 1998, the Company organized Specialty Equipment International ("SEI"), a wholly owned subsidiary of Specialty Equipment Companies, Inc. and Gamko became a wholly owned subsidiary of SEI.

     On December 1, 1998, the Company entered into a credit agreement with several banks and Bank of America, Illinois, as agent for the banks (as amended and restated, the "BA Bank Facility"). The BA Bank Facility provides a 5-year, $200 million unsecured revolving credit facility. The proceeds from the BA Bank Facility were used to call and refinance the remaining $118 million of Specialty's 11-3/8% Senior Subordinated Notes due 2003 which were outstanding on December 1, 1998 and to fund other long-term debt.

COMMERCIAL FOODSERVICE INDUSTRY OVERVIEW

     We generally treat the commercial foodservice equipment industry as being divided into four customer categories: full service restaurants, quick service restaurants, retail outlets, such as supermarkets and convenience stores, and public and private institutions (schools, hospitals, hotels, corrections facilities and other governmental facilities). The Company primarily serves customers in the quick service restaurant and retail outlet categories.

     The foodservice market, and particularly the quick service restaurant and retail outlet categories, has grown at a fairly stable rate since 1992. This growth has come in response to both population growth and other demographic changes, principally the emergence of families with multiple wage earners, causing greater demand for convenience in food and beverage preparation and consumption. In response to these population and demographic changes, quick service restaurant chains have accelerated their domestic and international unit expansion. These changes have also intensified competition in these categories. Simultaneously with the growth of the quick service restaurants, the major soft drink beverage companies have accelerated domestic and international placement of their products. The net result, according to published industry sources, is that domestic sales of foodservice equipment increased 5.1% to $6.86 billion in 1998 and are projected to grow by an additional 3.1% in 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Growth in the foodservice equipment market results primarily from new store openings, replacement of equipment, store unit remodeling upgrade programs and purchases of equipment to support new food and beverage menu items. We think that the domestic growth in new stores for many of these chains has slowed, but that the previously opened stores have entered remodeling and equipment replacement phases. We also believe that the competition resulting from slower growth in the domestic foodservice industry has caused quick service restaurant chains to make more frequent menu and format modifications, increasing their demand for more flexible equipment. In addition, we have also seen an increased demand for labor saving and energy efficient equipment, and this is a trend that we believe will continue. At the same time, convenience stores and supermarkets have increased their sales of prepared and fast foods, and this increase has resulted in an increased demand for the types of products offered by us. Similarly, the expansion of quick service restaurants into non-traditional sites, such as retail stores, recreational facilities, supermarkets and airports, presents us with an opportunity.

     Although the domestic market is growing at a steady rate, we think that the international market may present even greater opportunities. Throughout the world, the concentration of quick service restaurants is substantially lower than in the United States. The more limited penetration of quick service restaurants outside the United States provides domestic quick service restaurant chains with opportunities for international expansion. Several leading domestic chains have embarked upon significant international expansion to attempt to take advantage of this opportunity. Internationally, the unit growth of the four largest quick service restaurant chains was 14% in 1997. We believe we are well positioned to take advantage of this international growth because of our service and sales organization as well as our historical relationships with some of the key industry players. For example, the Company's largest customer, McDonald's, accounts for more than 50% of all international sales realized by the four largest U.S. restaurant chains. In fiscal 1999, approximately 28.5% of the Company's sales were of products intended for use outside the United States compared with 32.1% in fiscal 1998. Despite the opportunities, the international markets present significant competitive risks, particularly the high cost of maintaining service capabilities which in the United States has been important in establishing and maintaining the Company's market position.

BUSINESS STRATEGY

     The principal goal of our business strategy is to maintain and improve our position as a leader in the foodservice equipment industry. The key elements of this strategy include the following:

Focusing on Major National Chains and Beverage Companies

     The major global quick service restaurant chains, beverage companies, convenience store chains and specialty chains lead the foodservice industry. These companies maintain their leadership by focusing on menu innovation, productivity, facilitating product availability to the consumer, sanitation, energy efficiency and environmental issues. To serve these customers, we design specialized foodservice equipment to meet the specific performance requirements and appearance characteristics of the chains and beverage companies. Our focus is to be able to respond quickly and effectively to changes in the competitive environment that our customers face. To meet this goal, we dedicate manufacturing capacity to the delivery of new or modified equipment to support customer's changing marketing programs, and operate manufacturing facilities designed for flexible assembly procedures and short production runs.

     On the product development side, Specialty has an active product development program with an emphasis on engineered products to meet special applications. We organize product design and sales teams to work closely with the national chains in developing applications to meet their specific requirements. Our goal is to understand our customer's specific needs, and then to design new or modified products that address those specific needs. Because we can identify and address customer needs effectively, in many cases, our products are among only two or three products that satisfy the equipment specifications of major national chains for a particular item.

     In 1998 we continued to take steps to maintain and expand our ability to meet our customers' needs. Notably, we opened the Specialty Equipment Business Development Center. The center provides a resource for research and development departments for each of our global brands in our efforts to provide new products and product variations for our customers. We think that this center will provide us with growth opportunities by providing a dedicated facility for the exploration of new product technologies. We also attempt to use our relationships with our key customers to anticipate and predict their changing needs, and to help expand their own markets and sales. On this front, we conduct internal research and development to design equipment to advance the state of the art in the foodservice market. Many of our newer products have been a result of these efforts. For example, we developed Razzle(R) equipment as part of our Taylor line of products. Razzle is an extension of our soft serve freezers that is designed to enhance the frozen dessert menus of a variety of quick service restaurants and specialty and convenience stores. For our Beverage-Air brand, we worked with our bottler customers to develop point of purchase displays, such as The Breeze(TM) and Contour Cooler(TM). We sell these products to soft drink bottlers to market their products in retail checkout areas and other special points of distribution. The Bloomfield line was expanded to include EBC(TM), which we market to quick service restaurant chains. EBC provides consistent quality brewing results with less operator attention. World Dryer's hand sanitation station meets regulatory requirements for proper hand washing.

     The Company's research and development results from a combination of company and customer sponsored research activities. Total research and development expenditures were $4.8 million, $6.9 million and $7.3 million, for fiscal years 1997, 1998 and 1999.

     Capitalizing on the Opportunities Presented by the Significant International Expansion of the Major Quick Service Restaurant Chains and Beverage Companies

     We think that the international expansion of the major national quick service restaurant chains and beverage companies, including our two largest customers, is resulting in significant growth in the foodservice and beverage equipment industries. We also think that this expansion of the major chains and beverage companies internationally is presenting an opportunity for growth for Specialty as well. To capitalize upon this opportunity, we have, among other things, increased our international distribution and service support networks and in 1997 acquired Gamko, our first manufacturing facility outside of North America. In addition during 1997, we established an international advisory board, composed of some of our key domestic and international officers, to chart the future direction for our international marketing plan. We have also continued to evaluate additional acquisitions in international markets of companies that we think will have synergies with our existing business.

Leveraging its Long-Term Relationships With Existing Major Customers

     Specialty's strategy reflects its historic relationships with the major national quick service restaurant chains as a result of the high penetration rate of Taylor soft serve ice cream freezers throughout that market. We believe that these relationships have developed in large part because of our extensive distribution and service network and our customized manufacturing capabilities, initially implemented for the Taylor global brand. Because of these abilities, we can produce equipment to meet the high quality and volume needs of each of our customers. In addition, Specialty intends to use the strength of the Beverage-Air brand to expand Gamko's merchandiser equipment line. Based upon these relationships, we have been able to employ an integrated marketing approach, which has expanded the customer base for each of our global brands. For example, Bloomfield coffee makers, Beverage-Air refrigeration equipment, Wells warmers and World Dryer hand dryers are now approved for use in McDonald's, Burger King, Wendy's and Hardee's, and other restaurants.

 Developing New Products and Line Extensions by Extending Engineering Expertise to Standardized Foodservice Equipment

     Another element of our strategy is to adapt certain product features developed for our larger customers to enhance our overall product line. We believe that a large portion of the equipment and related products used in the foodservice industry is standardized and consequently subject to price competition, including import competition and purchasing considerations based on volume and freight costs. We can gain a competitive advantage in the production of standardized equipment, by modifying standardized equipment with modifications we develop in meeting our larger customers' specialized needs. In this way, we can "move" the standard market to a modified product, with additional features, and compete on bases other than merely price. In some cases, innovations developed by the Company for national chains have created new products for its general product lines and have enabled the Company to achieve manufacturing cost efficiencies by facilitating longer production runs.

Growth by Acquisition

     Management believes that the foodservice equipment market is largely fragmented, with many small manufacturers and only a few larger entities. Our objective is to use our cash flow to grow our business by acquiring smaller companies that fit well and provide synergies with our existing group of product brands and customers. For example, our recent acquisition of Gamko provides us with a number of synergies. The Gamko brand will benefit from the market penetration achieved by our Beverage-Air brand, and Beverage-Air, as well as possibly other brands, will benefit from increased access to, and presence in, international markets.

OPERATIONS OUTSIDE THE UNITED STATES

     Specialty's Gamko subsidiary manufactures refrigeration equipment in The Netherlands and has sales offices in the United Kingdom, France, The Netherlands and Germany. Our Canadian subsidiary, Bloomfield Industries Canada Limited, manufactures a portion of the Bloomfield line at its Mississauga, Ontario plant and markets the entire Bloomfield product line and selected Wells products throughout Canada. Taylor has a foreign sales subsidiary in Rome, Italy, Taylor Freezer International, S.r.l., which administers certain of Taylor's export sales. We also have a number of other international sales offices. Specialty also has relationships with independent dealers and distributors in more than 120 countries worldwide. Each of these dealers and distributors provides service for one (or more) of our global brands.

WORLDWIDE MARKETING AND DISTRIBUTION

     Management believes that a key to Specialty's long-term relationships with its principal customers is its worldwide marketing, distribution and service network. These customers require a high degree of responsiveness in product development, production, delivery and service on a worldwide basis. Management believes that our extensive distribution and service network, particularly for the Taylor brand, gives us a competitive advantage in the markets in which we compete. Also, we think that we enjoy a favorable strategic position because of the close, long-standing relationships we have developed with our customers. Without these strong relationships, our "cross-marketing" efforts would be far more difficult.

     Specialty's global brands are marketed through a combination of field sales personnel, consisting of direct salespeople, commissioned agents and distributor salespeople. Each global brand has its own marketing, sales and service programs. The following table summarizes the primary distribution mechanisms employed by Specialty for each of its global brands:


      GLOBAL BRANDS                                 PRINCIPAL DISTRIBUTION METHODS
Taylor                        o    Independent distributor network consisting of 47 North American and
                                   119 international distributors
                              o    Direct sales support to national chains

Beverage-Air                  o    Network of 38 independent representative firms and more than 1,500 foodservice equipment dealers and bottlers
                              o    Direct sales to soft drink bottlers

Wells and Bloomfield          o    Network of 144 representative firms, more than 1,500 foodservice equipment dealers and suppliers and 250 authorized service centers
                              o    Direct sales to office coffee services

World Dryer                   o    Electrical, plumbing and janitorial supply distributors
                              o    Building contractors
                              o    Foodservice equipment dealers
                              o    Catalog supply houses

Gamko                         o    Direct sales offices in France, The Netherlands, Germany and the United Kingdom
                              o    Direct sales to major breweries
                              o    Foodservice equipment dealers and suppliers

     Typically, we design and produce equipment that satisfies the specifications of major national chains, bottlers and brewers. We market our equipment through extensive networks of independent dealers, distributors and sales representatives directly to the chains, bottlers and brewers and restaurant operators. We believe that we enjoy a competitive advantage because our marking and distribution networks provide our customers with constant, high-quality service. Many dealers and distributors in this network have had relationships with Specialty or its brands for more than 20 years. We believe that these long standing relationships make it more likely that the distributors and dealers will have, and maintain, a strong commitment to Specialty and its brands. We also sell certain products directly to the chains.

COMPETITION

     In general, the foodservice industry is highly competitive with competition primarily based on price, product features, quality, reliability, serviceability, field service and name recognition with no one method of competition being generally more important than any of the others. Management believes that Specialty is competitive on these bases.

     Our competitors include companies that manufacture a variety of foodservice equipment products and those that specialize in a particular product. The industry is generally fragmented and consists of companies that are smaller than Specialty. However, Specialty does have some competitors that are units of larger companies that have greater financial and personnel resources than Specialty. Also, during periods of poor economic conditions, Specialty may face competition from used equipment, particularly equipment originally manufactured by Specialty. Used equipment often presents a lower cost, acceptable quality alternative to newly manufactured equipment. Management believes that price will continue to be a major competitive factor. Outside the United States, we face many local competitors throughout our product lines.

COMPONENTS AND SUPPLIES

     Most of Specialty's component purchases are for standard commodity-type materials such as stainless steel, coatings and electrical components. Generally, we buy these components from a number of suppliers, and have not experienced any significant shortages. We also purchase custom components produced to our specifications. Management believes that we enjoy good relationships with our suppliers. No long-term supply contracts are used, although occasionally we purchase some materials in advance as a hedge against price increases.

BACKLOG

     Specialty's backlog of unshipped orders was approximately $66.4 million at February 28, 1999, compared with $62.0 million at February 28, 1998. Management expects that Specialty will deliver its existing backlog during the current fiscal year.

EMPLOYEES

     As of February 28, 1999, Specialty employed 2,916 persons, of whom 23 at Bloomfield's manufacturing facility in Forestview, Illinois were covered by collective bargaining agreements. Management generally considers its relationships with employees to be satisfactory. Specialty has not experienced a work stoppage due to a labor dispute in more than 10 years.

PATENTS AND TRADEMARKS

     Specialty holds numerous patents and trademarks registered in the United States and foreign countries for various products. Management believes that an integral part of Specialty's strength is its ability to capitalize on its tradenames, several of which are widely recognized, and it takes such actions as it determines necessary to protect these names. Our rights in our trademarks will continue for so long as we uses the marks and takes the necessary actions to protect our rights. Our trademark registrations in the United States and most foreign countries must be renewed periodically, and we intend to do so based upon our continued use of such marks. Frequently, our products, and certain of their features, are patented, but management believes that no individual patent is material to the business as a whole.

DEPENDENCE ON MAJOR CUSTOMERS

     During fiscal 1997, 1998 and 1999, sales to McDonald's restaurants (both McDonald's owned and independently franchised) accounted for approximately 20%, 15% and 14%, respectively, of Specialty's revenue. Sales to McDonald's increased 4.8% in fiscal 1999, as a result of sales of equipment for a new frozen dessert program, offset by lower sales of cooking grills. The decline in the sales percentage for fiscal 1998 was a result of the increased overall revenue of Specialty combined with a decrease in sales to McDonald's. The decrease in sales is primarily attributable to a non-recurring McDonald's freezer trade-in program in fiscal 1997 and a reduction in the purchase of two-sided cooking grills by McDonald's in the current fiscal year. Because of the importance of McDonald's as a customer, if sales to McDonald's were to substantially decrease without a corresponding increase to other customers, such decrease would have a material adverse effect on Specialty's financial position. While management believes its relationship with McDonald's is favorable, the Company has no contracts with McDonald's assuring it of any sales beyond those reflected in its backlog.

     During fiscal 1999, sales to Coca-Cola Enterprises ("CCE") accounted for approximately 11% of Specialty's revenue. Prior to fiscal 1999, sales to CCE did not exceed 10% of Specialty's revenue. The increase in sales was the result of the expansion of CCE's marketing and placement of its beverage products both domestically and internationally.

     Specialty's financial performance is tied closely to its major customers' demand for large quantities of mass produced customized products, or rollouts. For example, in fiscal 1994 through the first six months of fiscal 1996, Specialty's improved performance can be partially attributed to a significant rise in the number of orders for refrigerated point-of-purchase displays by soft drink bottlers. In the past, large rollouts of products, such as the Taylor two-sided grill, have been similarly significant to our performance. However, the ability to predict which customers and which products will experience roll-outs is limited, and there can be no assurances that in any year we will receive orders for any such roll-outs.

REGULATION AND ENVIRONMENTAL COMPLIANCE

     Specialty is subject to the Federal Occupational Safety and Health Act and other laws regulating safety and noise exposure levels in the production areas of its facilities. Specialty's facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment. Environmental laws and regulations that are material to Specialty's operations include the Clean Air Act, which regulates air emissions and the phase-out of chlorofluorocarbons ("CFCs"), the Clean Water Act, which regulates discharges to waters of the United States, the Resource Conservation and Recovery Act, which regulates the handling and disposal of hazardous substances, the Comprehensive Environmental Response Compensation and Liability Act, which applies to cleanup of hazardous waste and the Emergency Planning and Community Right to Know Act, which applies to disclosure of information on the use of hazardous substances. Environmental laws and regulations that are material to Specialty's operations also include state counterparts to these federal laws. In addition, our European subsidiary, Gamko Holding B.V., is subject to the laws and regulations with regard to safety and the environment in The Netherlands. Management believes that Specialty is in compliance with all applicable laws and regulations and believes that continued compliance with these laws and regulations will not require significant capital expenditures or affect the Company's future operations. See "--Legal Proceedings."

     Specialty has made substantial investments in investigating and testing potential refrigerants. We have upgraded our entire domestic product line to use component parts that comply with the 1990 Amendments to the Clean Air Act, which institute a phase-out of the production and consumption of certain CFCs. In our Beverage-Air medium temperature application products, we have eliminated components using CFCs, and we have converted our Taylor low temperature compressor equipment away from components using CFCs. In both cases, we have replaced the CFC based components with components using hydrofluorocarbons, which are believed to be environmentally safer. In fiscal 1996, the EPA award us their "Stratospheric Protection Award" for our efforts with the Beverage Air brand equipment in meeting required conversion of refrigerants and eliminating CFC based components. We continue to work to reduce the number of our products using CFC based components.

     New legislation and regulations, as well as revisions to existing laws and regulations at the local, state and federal levels, may be proposed in the future concerning environmental matters and the foodservice equipment industry. Such proposals could affect Specialty's operations by:

          o requiring us to make material capital expenditures to design new products or product modifications;

          o affecting the desirability of our existing products, as compared to other products;

          o limiting or creating opportunities for us with respect to modification to existing products, and with respect to new products.

Although we are not aware of any proposed local, state or federal environmental statutes or regulations which will materially affect our operations or the market for our products or result in material capital expenditures, we cannot predict the effect from any possible future legislation or regulations. During fiscal 1999, other than normal equipment considerations, there were no material capital expenditures for environmental control facilities and no future material expenditures are anticipated.

SEASONALITY

     Specialty experiences seasonal fluctuations in working capital requirements of approximately $10 million to $15 million. Specialty's working capital requirements generally peak in February and March because it offers distributors extended payment terms winter shipments of soft serve ice cream, frozen drink and yogurt machines.

ITEM 2.  PROPERTIES

FACILITIES AND MANUFACTURING

     Our manufacturing facilities are generally equipped to process products from raw materials to finished products. Management believes that our equipment and facilities are well maintained and generally are, and will continue to be, adequate for our present and immediate future needs.

     Since 1992, we have developed a Total Quality Management program at each of our principal manufacturing facilities. As part of this program, during fiscal 1997, the Taylor facility in Rockton, Illinois and the World Dryer facility in Berkeley, Illinois were certified under the International Standards Organization as ISO 9000 companies.

     We conduct metal fabrication, finishing, sub-assembly and assembly operations at each of our facilities. Among major categories of equipment that we have installed at individual locations are:

          o    numerically controlled turret presses;

          o    robotic and conventional welding equipment;

          o    electrostatic powder coating facilities;

          o    polishing equipment;

          o    numerically controlled machining centers;

          o    computer assisted design systems; and

          o    product testing and quality assurance measurement devices.

     The following table sets forth certain information relating to the Company's principal facilities, organized by the global brand that is manufactured or stored at those facilities:

                                                                                  Approx. Square Owned/Date of
       Global Brand              Locations                         Use                Footage     Lease Expiration
       ------------              ---------                         ---            -------------- -----------------
Taylor                     Rockton, IL          Manufacturing and office              336,000    Owned
                                                facilities                             25,000    Owned
                                                Technical development center            7,600    Month-to-Month
                                                Warehouse facility                     28,800    December 2001
                                                Warehouse facility                      5,600    Month-to-Month
                           Rosemont, IL         Warehouse facility                     10,500    April 2001
                                                Warehouse and office facility
Beverage-Air               Spartanburg, SC      Manufacturing, office and            323,000     Owned
                                                warehouse facilities
                                                Warehouse facility                   144,500     October 2000
                           Honea Path, SC       Manufacturing facility                60,000     Owned
                           Brookville, PA       Manufacturing facility               145,000     December 2000

Wells/Bloomfield           Verdi, NV            Manufacturing and office              90,000     June 2002
                                                facilities                            18,000     Owned
                                                Manufacturing and office              24,300     Owned
                           Sparks, NV           facilities                            28,000     March 2000
                           Mississauga,         Manufacturing facility
                           Ontario, Canada      Warehouse facility                    37,200     October 2000
                           Forestview, IL       Manufacturing and                     43,000     July 1999
                                                office facilities
                                                Decanter manufacturing facility
World Dryer                Berkeley, IL         Manufacturing and office              50,000     February 2003
                                                facilities
Gamko                      Etten-Leur, The      Manufacturing and office             111,000     Owned
                           Netherlands          facilities                            17,000     Owned
                                                Service and sales facility

Executive Office           Aurora, IL           Office facility                        5,100     November 2000

ITEM 3.  LEGAL PROCEEDINGS

Litigation

     Specialty was a defendant along with other defendants in an action filed on July 20, 1995 entitled "Thermodyne Food Service Products, Inc. and AFTEC, Inc.
v. McDonald's Corporation, et al." in the United States District Court, Northern District of Illinois, Eastern Division. Plaintiffs alleged that Specialty and other defendants misappropriated trade secrets in connection with the Company's development of an oven for McDonald's and OSI. As a result of a ruling on a motion to dismiss, all the claims against Specialty other than the trade secret claim were dismissed. The case was settled by the terms of a confidential settlement agreement dated May 28, 1997 pursuant to which one of the defendants agreed to make a settlement payment in a confidential amount. Although Specialty is not required under the terms of this settlement agreement to pay any damages or make any settlement payments, it is possible that the codefendant that did make a settlement payment will seek a contribution from Specialty. On or about November 13, 1998, defendants in an action entitled "McDonald's Corporation v. American Motorists Insurance Co." No. 97L0014, pending in the Circuit Court of DuPage County Illinois, sought leave to file a third party complaint asserting contingent subrogation rights against the Company, and other defendants from the AFTEC litigation referred to above. The court denied that motion. On or about March 5, 1999, St. Paul Surplus Lines Ins. Co., American Motorists Insurance Co., Century Indemnity Co., Indemnity Insurance Co. of North America and Federal Insurance Co. (collectively "Carriers") filed an action ("Thermodyne Subrogation Matter") in the Circuit Court of DuPage County, Illinois, No. 99 MR 0071 against the Company, and the other defendants in the Thermodyne Action (except for McDonald's). Carriers allege that they are subrogated to contribution claims McDonald's may have against the Company arising from the Thermodyne Action. Count I purports to state a claim for contribution under 740 ILCS 100/0.01 et. seq. For the Company's purported misappropriation of trade secrets, and prays for judgment "in an amount equal to the relative degree of fault found attributable to the defendants in the Thermodyne Action." Count II purports to allege contribution claims arising from OSI Industries, Inc.'s alleged tortious interference on the contracts and seeks the same relief sought in Count I. Counts III and IV are not brought against the Company. Specialty has not established a reserve in its financial statements relating to this matter.

     Specialty and certain of its current and former directors are named as defendants in an action filed by Virginia A. Noerr, who claims to own shares of the Company's common stock. The action "Noerr v. Greenwood et al.," C.A. No. 14320, is pending in the Court of Chancery for the State of Delaware in and for New Castle County, Delaware. Plaintiff purports to bring this action both as a class action on behalf of all stockholders of record on April 2, 1993 and derivatively for the benefit of the Company. Plaintiff's complaint, which has twice been amended, asserts that (i) the defendants breached their fiduciary duties to the Company by soliciting stockholder approval of the Company's Executive Long-Term Incentive Plan and Non-Employee Directors Long-Term Incentive Plan by means of a misleading proxy statement and (ii) the Board breached its fiduciary duty in approving such option plans. The complaint seeks an order declaring the stockholder approval of those option plans void, canceling the options granted thereunder, enjoining the directors exercising any such options, imposing a constructive trust for the benefit of Specialty upon any profits the individual named defendants may have made through exercise of their options, requiring an accounting in connection therewith, and awarding unspecified damages plus plaintiff's attorneys' fees and expenses also in an unspecified amount. The most recent amended complaint was filed after the court granted in part the defendants' joint motion to dismiss the complaint, striking certain non-disclosure claims; the court's order, however, denied the remainder of defendants' motion to dismiss. Specialty and the individual defendants believe that the allegations made in the complaint as amended are without merit and are factually incorrect and Specialty intends to contest these allegations vigorously. The individual defendants have each made demand upon Specialty for indemnification with respect to this action. Management believes that if Specialty were liable to the individual defendants for indemnification, the uninsured portion of such liability would not be material to it.

Environmental and Related Matters

     On May 5, 1994, Specialty (doing business as Taylor Freezer Company) was among more than 80 parties notified as potential third-party defendants in an action involving the clean up of the MIG/Dewane Landfill near Belvidere, Illinois. A third-party complaint has been filed by the principal owners and operators of the landfill. Those owners and operators were sued by the principal users of the landfill who in turn had been sued by the Environmental Protection Agency ("EPA") in April 1992. The complaint seeks contribution for the proposed clean up of the site. The Company has not received settlement offers from the EPA, but it settled its alleged liability with the private plaintiffs for $54,000 for the costs associated with the remedial investigation of the site. Specialty has not settled its alleged liability for clean up costs at the site. Beatrice Company (ConAgra) has assumed defense of the matter and has agreed to defend and indemnify Specialty for claims related to the MIG/Dewane site to the extent they are related to Taylor and the events giving rise to the claims occurring during the Beatrice Company (ConAgra) period of ownership. Based upon presently available information, management does not believe this matter will have a material effect on Specialty's results of operations or financial condition.

     Specialty received notice of potential environmental actions from (i) the South Carolina Department of Health and Environmental Control ("SCDHEC") and the EPA with respect to drums of hazardous waste materials disposed of in South Carolina, (ii) the SCDHEC with respect to the clean up of the Unisphere Hazardous Waste Site in Spartanburg County, South Carolina, and (iii) the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection ("NDEP"), which issued a finding of alleged violation and order relating to alleged soil and ground water contamination. With respect to the SCDHEC matter discussed in (i) above, management is unable to determine the existence or amount of its potential liabilities because no formal proceedings have been commenced and no notifications have been received regarding this matter since December 1992. We have reason to believe that this site will be the subject of no further action by the EPA. With respect to the SCDHEC matter discussed in (ii) above, management is unable to determine the existence or amount of its potential liability, if any, because Beverage-Air used the site before Specialty acquired Beverage-Air. With respect to the NDEP matter discussed in (iii) above, Specialty has spent approximately $329,000 to conduct tests and to implement a remediation program, but given the pendency of the Specialty's appeal and its uncertain outcome, management cannot estimate what, if any, additional expenditures might be required, though they are not expected to materially affect the financial position or results of operations of the Company.

Routine Matters

     In addition, Specialty is routinely involved in other litigation, including environmental matters, incidental to its business. Such routine claims are being vigorously contested and management does not believe that the outcome of such litigation will have a material adverse effect upon the financial condition of the Company.

Letters of Credit

     As of January 31, 1999, Specialty had letters of credit outstanding totaling $7.6 million, which guarantee various business activities, including $4.4 million of letters of credit which guarantee the Industrial Project Revenue Bonds.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of the year ended January 31, 1999.

            EXECUTIVE OFFICERS OF SPECIALTY EQUIPMENT COMPANIES, INC.

                                             Year First Joined
                                              Specialty or a
                                                Predecessor
                                                 Business
               Name                  Age                           Position and Offices Held
               ----                  ---         --------          -------------------------
 Daniel B. Greenwood                  79           1955         Director and Chairman of the Board
 Jeffrey P. Rhodenbaugh               44           1986         Chief Executive Officer, President, Chief
                                                                Operating Officer, Chief Executive Officer of
                                                                Taylor and Director
 Donald K. McKay                      67           1977         Executive Vice President, Chief  Financial
                                                                Officer, Treasurer and Secretary
 William W. Robertson                 68           1970         Chairman, Chief Executive Officer and President
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

     Mr. Rhodenbaugh has been President and Chief Operating Officer of the Company and Chief Executive Officer of Taylor since September 1996. He became Chief Executive Officer of the Company on May 1, 1997. He was elected to the Board of Directors on April 30, 1997. He was President of Beverage-Air from March 1996 to September 1996. From April 1993 to March 1996, he served as Executive Vice President of Beverage-Air. He also served as Vice President of Marketing from January 1991 to September 1996. He served as President of Wells from January 1990 to January 1991, and as Wells' Vice President of Sales and Marketing from 1986 to January 1990. Mr. Rhodenbaugh serves on the board of directors and executive committee and, in 1997, he served as president of the North American Association of Food Equipment Manufacturers (NAFEM).

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

     Mr. Robertson has been employed by Beverage-Air since 1970 and has been Chief Executive Officer of Beverage-Air since 1974. Since May 1998, Mr. Roberstson has also served as Chairman of the Board of Beverage-Air (a position he previously held from March 1996 to September 1996). From 1974 until March 1, 1996, and from September 1996, to May 1998, Mr. Robertson has served as President of Beverage-Air. From April 1987 to March 1992, Mr. Robertson served as one of Specialty's directors.

                                     PART II

ITEM 5.  MARKETS FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Specialty's Common Stock is listed on the New York Stock Exchange. The Common Stock began trading on the New York Stock Exchange on December 29, 1998. From December 1, 1993 until that time, the Common Stock traded on the Nasdaq Stock Market. As of the close of business on March 18, 1999, there were approximately 60 holders of record of the shares of the Common Stock. We estimate that there are approximately 1,300 beneficial holders of the Common Stock as of the close of business on March 18, 1999. The closing price of the Common Stock on March 18, 1999 as reported by the New York Stock Exchange was $26.75. The following table sets forth the market price per share for the Common Stock.

                                                              Market Price
                                                          High           Low
                                                          ----           ---
Period from February 1, 1997 to April 30, 1997           14-1/8        12-1/8
Period from May 1, 1997 to July 31, 1997                 16-1/4        12-1/4
Period from August 1, 1997 to October 31, 1997           17-1/2        14-3/4
Period from November 1, 1997 to January 31, 1998         17-3/8        15-1/2
Period from February 1, 1998 to April 30, 1998           23-3/4        16-5/8
Period from May 1, 1998 to July 31, 1998                 24-3/8          20
Period from August 1, 1998 to October 31, 1998             23            18
Period from November 1, 1998 to January 31, 1999        28-15/16       21-7/8

     Since 1992, Specialty has not paid any dividends on its Common Stock. Specialty does not have any present intention to pay dividends in the foreseeable future. Specialty's ability to pay dividends is restricted by covenants contained in the BA Bank Facility.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

     The following table sets forth selected consolidated financial and operating data for Specialty for the periods and at the dates indicated. The selected consolidated operating and financial data, at or for each of the full fiscal years, presented below was derived from the Consolidated Financial Statements of Specialty, which were audited by KPMG LLP, independent auditors. The table should be read in conjunction with the Consolidated Financial Statements, related notes, and other financial information.

                           Selected Financial Data
               (in thousands, except ratio and per share data)

                                                                          YEARS ENDED JANUARY 31,
                                                   1995                1996          1997              1998             1999
                                                   ----                ----          ----              ----             ----
OPERATING DATA:
Net revenue                                     $ 371,730          $ 392,512      $401,230         $ 433,121        $ 495,647
Gross margin                                      119,273            123,747       122,110           133,899          156,758
Earnings (loss) from operations before
  interest expense and income taxes               (18,311)            39,379        60,723            63,043           74,124
Earnings (loss) before extraordinary item         (53,996)             8,911        34,122            37,542           44,025
Net earnings (loss)                               (53,996)             8,693        32,338            37,542           37,601
Net earnings (loss) per diluted common share        (3.29)              0.44          1.61              1.86             1.86
Interest expense                                   22,997             21,010        18,714            15,944           14,068
Ratio of earnings to fixed charges (1)                  -              1.81x         3.07x             3.85x            5.10x
FINANCIAL RATIOS AND OTHER DATA:
EBITDA (2)                                      $  60,629          $  65,973      $ 66,992         $  68,882        $  80,625
Depreciation                                        3,954              4,309         4,616             4,871            5,352
Amortization (3)                                   74,986             22,285         1,653               968            1,149
Capital expenditures                                6,693              5,666         9,185             4,715            7,527
Ratio of EBITDA to interest expense                 2.64x              3.14x         3.58x             4.32x            5.73x
Ratio of EBITDA less capital expenditures to
  interest expense                                  2.35x              2.87x         3.09x             4.02x            5.20x

                                                                                JANUARY 31,
BALANCE SHEET DATA (at period end):                1995                1996          1997              1998             1999
                                                   ----                ----          ----              ----             ----
Total assets                                    $ 168,576          $ 180,235      $176,916         $ 241,450        $ 236,745
Cash and cash equivalents, including
  restricted cash equivalents                       6,907             34,320        10,846            42,609            6,814
Long-term debt, including current installments    199,179            193,215       155,581           177,986          128,515
Total other liabilities                            90,192             94,641        92,566           102,275          108,154
Total stockholders' equity (deficit)             (120,795)          (107,621)      (71,231)          (38,811)              76



1.       For purposes of determining this ratio, earnings consist of earnings
         (loss) from operations before income tax expense (benefit) plus interest expense and amortization of deferred financing costs. Fixed charges consist of interest expense, plus amortization of deferred financing costs. Earnings were insufficient to cover fixed charges by $41.3 million for fiscal 1995.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We derive a substantial portion of our revenue from the sale of new foodservice equipment. Sales are generally to national quick service restaurant chains, beverage companies, convenience store chains and specialty chains. Typically sales result from new store openings, store modifications or replacement of existing equipment. Since 1991, the foodservice equipment market has grown, primarily as a result of the domestic and international growth of the major U.S. restaurant chains. In 1997 (the most recent available data), the domestic operating unit growth rate of U. S. major restaurant chains was 2.8%. In addition, the major quick service restaurant chains have commenced significant international expansion. In 1997, the operating unit growth rate of the four largest U.S. restaurant chains in international markets was nearly 14%. Our largest customer, McDonald's, increased its international units by more than 20% in 1997. McDonald's alone accounts for more than 50% of all international sales realized by the four largest U.S. restaurant chains. Also, our quick service restaurant industry customers have increased their demand for newer equipment, due in part to international expansion, menu expansion efforts, remodeling of existing stores and an increased emphasis on improved sanitation and labor and energy efficiency. In a similar manner, the soft drink beverage companies have embarked on domestic and international expansion with regard to the marketing and placement of their products. From 1992 to 1996, (the most recent data available) soft drink consumption in North America grew by an average rate of just 2.5%. Internationally soft drink consumption grew at an average rate of 8.5%. During fiscal 1999, sales to CCE, our second largest customer, grew to 11% of our total sales. Management believes that, given our historic relationships with the major quick service restaurant chains, bottlers and brewers, we are well positioned to capitalize upon these growth opportunities.

     Our financial performance is tied closely to our major customers' demands for large quantities of mass produced customized products, or roll-outs. For example, from fiscal 1994 through the first six months of fiscal 1996, our improved performance can be partially attributed to a continuing significant rise in the number of orders for refrigerated point-of-purchase displays by soft drink bottlers, primarily those associated with Coca-Cola and PepsiCo products. During the last six months of fiscal 1996, the sales order backlog and demand for refrigerators from the soft drink bottlers returned to its historic pattern of being lower in the months of August through January as a result of lower demand from the bottler industry for point-of-purchase units. However, from fiscal 1997 through 1999, sales of refrigeration equipment to the soft drink bottler industry increased, particularly internationally. In the past, large roll-outs of products such as Taylor's "two-sided" grill have been similarly significant to our performance. However, the ability to predict which customers and which products will experience roll-outs is limited, and there can be no assurances that in any year we will receive orders for any roll-outs.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JANUARY 31, 1999 COMPARED TO FISCAL YEAR ENDED JANUARY 31,
1998.

     Revenue. Revenue for fiscal 1999 increased 14.4% to $495.6 million compared with $433.1 million for the prior fiscal year. The revenue increase was primarily attributable to increased sales of refrigeration equipment to the soft drink beverage companies and the inclusion of a full year of sales by Gamko; the prior year's financial results included Gamko only from August 1997, which is when we acquired Gamko. Revenue attributable to sales of products for use outside the United States increased by 1.5% in fiscal 1999, as compared with fiscal 1998. Fiscal 1999 revenue from sales of products for use outside the United Sates constituted 28.5% of revenue compared with 32.1% in fiscal 1998.

     Gross Margin. Gross margin for fiscal 1999 increased 17.1% to $156.8 million, compared with $133.9 million in fiscal 1998. As a percent of revenue, gross margin increased from 30.9% in fiscal 1998 to 31.6% in fiscal 1999. The increase in gross margin percentage was largely a result of a favorable sales mix, attributable in part to the integration of Gamko.

     Selling, General and Administrative Expenses (SG&A). SG&A expenses for fiscal 1999 increased 16.6% to $82.6 million compared with $70.9 million in fiscal 1998. As a percent of revenue, SG&A increased from 16.4% to 16.7% of revenue, respectively, in fiscal 1999 as compared to fiscal 1998. The increase in fiscal 1999 SG&A expenses was primarily due to higher sales during fiscal 1999. Contributing factors to the increased expenses, were product development and including Gamko for a full year in fiscal 1999 versus six months in fiscal 1998.

     Interest Expense. Interest expense for fiscal 1999 decreased 11.9% to $14.1 million from $15.9 million in fiscal 1998. The decrease is principally due to a decrease in total borrowings, and a decrease in our cost of funds resulting from our early retirement of the Notes.

     Income Taxes. Income tax expense for fiscal 1999 increased 67.5% to $16.0 million from $9.6 million in fiscal 1998. The increase in tax expense is largely attributable to increased earnings before taxes of approximately $12.9 million, which increased income tax expense by approximately $4.9 million. Tax expense for fiscal 1999 included recognition of tax benefits primarily related to the $6.5 million reduction in the valuation allowance. The remaining valuation allowance of $8.6 million at January 31, 1999 is expected to be eliminated in fiscal 2000 with $4.5 million to be recorded as a deferred tax benefit and the balance to be credited to equity. Tax expense for fiscal 1998 included recognition of tax benefits primarily related to the $7.0 million reduction in the valuation allowance.

FISCAL YEAR ENDED JANUARY 31, 1998 COMPARED TO FISCAL YEAR ENDED JANUARY 31,
1997.

     Revenue. Revenue for fiscal 1998 increased 7.9% to $433.1 million compared with $401.2 million for the prior fiscal year. The revenue increase was primarily attributable to increased sales of refrigeration equipment to the soft drink bottlers and $12.8 million of sales by Gamko, which was acquired in August 1997. Sales were offset, in part, by a decline in domestic sales of equipment to the Company's largest customer. The decline in the sales to this customer is primarily attributable to a successful freezer trade-in program in fiscal 1997 and a reduction in the purchase of two-sided cooking grills by this customer. Although the Company is no longer the sole supplier of two-sided cooking grills to this customer, it has continued to receive a dominant share of that business. There is no assurance that the Company will maintain such dominant share. See "Item 1 - Dependence on Major Customer." Revenue attributable to sales of products for use outside the United States increased by 11.0% in fiscal 1998, as compared with fiscal 1997. The increase is attributable to sales of refrigeration equipment by Gamko. Fiscal 1998 revenue from sales of products for use outside the United States constituted 32.1% of revenue compared with 31.2% in fiscal 1997.

     Gross Margin. Gross margin for fiscal 1998 increased 9.7% to $133.9 million, compared with $122.1 million in fiscal 1997. As a percent of revenue, gross margin increased from 30.4% in fiscal 1997 to 30.9% in fiscal 1998. The increase is primarily attributable to a favorable sales mix, due in part to the integration of Gamko.

     Selling, General and Administrative Expenses (SG&A). SG&A expenses for fiscal 1998 increased 15.5% to $70.9 million compared with $61.4 million in fiscal 1997. As a percent of revenue, SG&A increased from 15.3% to 16.3% of revenue, respectively, in fiscal 1998 as compared to fiscal 1997. The increase in fiscal 1998 SG&A expenses was due to favorable casualty insurance experience in the prior year, higher selling, sales promotion and increased research and development expenses in fiscal 1998 and the integration of Gamko.

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

The following table sets forth selected operating data as a percentage of net revenue:

                                                      FISCAL      FISCAL       FISCAL
                                                     1997 (%)    1998 (%)     1999 (%)
                                                     --------    --------     --------
     Beverage-Air                                      40.2        43.4         46.3
     Taylor                                            42.4        36.9         32.5
     Specialty Equipment International (Gamko)           --         3.0          6.3
     Wells/Bloomfield                                  14.1        13.4         11.6
     World Dryer                                        3.3         3.3          3.3
                                                      -----       -----        -----
       Net revenue                                    100.0       100.0        100.0
     Gross margin                                      30.4        30.9         31.6
     Selling, general and administrative expenses      15.3        16.3         16.6
                                                      -----       -----        -----
       Earnings from operations                        15.1        14.6         15.0
     Interest expense, net                             (4.7)       (3.7)        (2.9)
     Income taxes                                      (1.9)       (2.2)        (3.2)
                                                      -----       -----        -----
       Earnings before extraordinary item               8.5         8.7          8.9
                                                      =====       =====        =====

LIQUIDITY AND CAPITAL RESOURCES

     Total cash flows provided by operations were $24.0 million, $47.0 million and $22.0 million in fiscal 1997, 1998 and 1999, respectively. These amounts primarily represent net earnings plus depreciation and amortization and the impact of cash flows from working capital requirements. The reduction in total cash flows from operations for fiscal 1999 resulted from a decrease in cash flows from working capital.

     Net cash used in investing activities amounted to $7.7 million, $25.9 million, and $4.8 million in fiscal 1997, 1998 and 1999, respectively. Fiscal 1998 included $21.6 million used for acquisition of businesses, primarily Gamko. Capital expenditures were $7.5 million in fiscal 1999 compared to $4.7 million in fiscal 1998. Management expects capital spending to be approximately $10.0 million in the next fiscal year.

     Net cash provided by (used in) financing activities amounted to $(34.5) million, $13.8 million and $(50.0) million in fiscal 1997, 1998 and 1999, respectively. During fiscal 1999, Specialty acquired $31.4 million of the Notes on the open market and called the remaining $117.6 million of Notes on December 1, 1998 in accordance with the terms of the indenture under which we issued the Notes. We financed the call of the Notes and replaced the $18 million bank note for financing the Gamko acquisition with a new revolving credit facility (discussed below). In fiscal 1998, in connection with the Gamko acquisition, we obtained bank financing of $18.0 million. In fiscal 1997, we acquired $31.0 million of the Notes on the open market. In fiscal 1997, we recorded an extraordinary loss of $1.8 million (net of taxes) for the premium paid on the early extinguishment of the Notes.

     Our old credit agreement expired on November 30, 1998. The first call date on the Notes was December 1, 1998. On December 1, 1998, we entered into a $200 million, five year, unsecured revolving credit facility (the "BA Bank Facility") to refinance the Notes and the BA Credit Agreement.

     As of January 31, 1999, we had $120 million of borrowings under the BA Bank Facility for working capital purposes and $7.6 million of letters of credit. As of that date, we had approximately $72.4 million available for additional borrowings under this facility. Interest rates under the BA Bank Facility equal LIBOR, (4.875% at January 31, 1999) plus 0.875% for the revolving line of credit.

     Specialty reported working capital of $67.2 million as of January 31, 1999. Specialty's average operating working capital (defined as average monthly gross accounts receivable and net inventory less accounts payable) as a percentage of sales declined from 23% during fiscal 1995 to 21% during fiscal 1999.

     In September 1997, Specialty announced its intention to acquire up to $10 million of its common stock in open market and private transactions. In August 1998, the Company had completed the buyback, acquiring a total of 567,364 shares at a total cost of $10 million.

     Specialty's earnings from operations were sufficient to cover fixed charges by $42.0 million, $47.1 million and $60.0 for fiscal 1997, fiscal 1998 and fiscal 1999, respectively. Specialty's earnings before interest, taxes, depreciation and amortization (EBITDA) exceeded its fixed charges by $48.3 million, $52.4 million and $66.0 million for fiscal 1997, 1998 and 1999, respectively.

     The BA Bank Facility includes two financial covenants which Specialty was required to meet on January 31, 1999. The first financial covenant is a total funded debt to cash flow ratio for the twelve months ended January 31, 1999, which could not exceed 3.50:1.00. The second covenant is an interest coverage ratio which had to be at least 3.50:1.00. Specialty met each of these covenants as it reported a total funded debt to cash flow ratio for the twelve months ended January 31, 1999 of 1.57:1.00; and an interest coverage ratio for the twelve months ended January 31, 1999 of 5.33:1.00.

     Management believes that the sources of capital described above, together with internally generated funds, will be adequate to meet our anticipated capital and cash requirements for the foreseeable future, including debt service and corporate income taxes. Specialty experiences certain seasonal fluctuations in its working capital requirements. See "Item 1 - Seasonality."

IMPACT OF INFLATION

     Management does not believe that inflation has had a material impact on Specialty's operations during fiscal 1999. Management believes that Specialty may face increasing costs in the upcoming fiscal year as a result of inflation which Specialty may not fully be able to offset with increased productivity or pass on to its customers due to competitive factors within the industry.

ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. Specialty is required to comply with SFAS No. 133 in fiscal year 2001. Specialty has not evaluated the impact of SFAS No. 133 on the consolidated financial statements.

YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. These programs treat years as occurring between 1900 and the end of 1999 and do not self-convert to reflect the upcoming change of the century. If not corrected, applications could fail or create erroneous results by or at the Year 2000.

     In 1996, we began our efforts to make Specialty Year 2000 compliant. This program encompasses information systems, manufacturing equipment, facilities systems, our products and the readiness of our suppliers, distributors and customers. Management expects Specialty to be substantially Year 2000 compliant on or before April 1, 1999.

     We have tested and analyzed our products to determine exposure to contingencies related to the Year 2000. This analysis revealed that our products raise limited Year 2000 issues, and that such issues should be able to be addressed without a material impact upon Specialty and its operating results.

     We have substantially completed our analysis of our information systems, and have begun the process of converting our information systems. As of March 15, 1999, the Year 2000 conversion project of our information systems is more than 90% complete, with all of our principal locations now operating under Year 2000 compliant software. Similarly, we have reviewed the Year 2000 status of our machinery and equipment and have implemented the necessary system changes.

         Management believes that Specialty's greatest exposure regarding the Year 2000 issue is associated with the ability of its principal vendors, suppliers, distributors and customers to become Year 2000 compliant. In response to this concern, management continues to survey and monitor the Year 2000 compliance status of Specialty's major vendors, suppliers, distributors and customers. However, we can make no assurance that these third parties will become Year 2000 compliant, and accordingly, we expect to develop contingency plans in early

1999 to the extent that we determine that any of Specialty's major vendors, suppliers, distributors and customers are expected to encounter significant Year 2000 related problems. However, if a significant number of key third party relationships do not promptly become Year 2000 compliant, their non-compliance could have a material adverse effect on Specialty's financial position or results of operations. The exact magnitude of any of these effects is not currently estimable.

     Through January 31, 1999 the Company had spent approximately $867,000 on its Year 2000 conversion project. It anticipates that the costs to complete the project are approximately $187,000.

EURO CURRENCY

     Specialty derived approximately 15% of its revenue in fiscal 1999 from its operations in Western Europe. Historically, transactions in Western Europe have been denominated primarily in U.S. currency, however transactions by the recently acquired Gamko subsidiary are denominated in a variety of European currencies.

     On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as their common legal currency. Following the introduction of the Euro, the local currencies were scheduled to remain legal tender in the participating countries until January 1, 2002. During this transition period, goods and services may be paid for using either the Euro or the participating country's local currency. Thereafter, the local currencies will be canceled and the Euro currency will be used for all transactions between the eleven participating members of the European Union.

         The Euro conversion raises strategic as well as operational issues. The conversion is expected to result in a number of changes, including the stimulation of cross-border competition by creating cross-border price transparency. We are evaluating the implications of the Euro conversion, particularly on Gamko, and are uncertain as to the potential impact on our operations.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995

     This 10-K includes a number of statements which relate to anticipated future events (forward looking statements) rather than actual present conditions or historical events. You can identify forward-looking statements because generally they include words such as "believes", "expects", "intends", "anticipates", "estimates", and similar expressions. Forward-looking statements, by their nature, are subject to a variety of risks and uncertainties that could cause actual results to differ materially from the results expected in the forward looking statement. Many of these risks and uncertainties cannot be controlled by Specialty. Some examples of these risks and uncertainties are:

          o general domestic and global economic conditions and their impact on the growth of the quick service restaurant and soft drink bottler industries;

          o Specialty's dependence on its major customers and key management personnel;

          o the effect of changing environmental, product safety and other regulations upon our business;

          o    the effects of competition;

          o    the significance of the our outstanding indebtedness; and

          O the economic, currency, social, political and other issues which are raised by increasing expansion into foreign markets.

Other factors detailed elsewhere from time to time in our filings with the Securities and Exchange Commission also may have an impact on the ultimate reliability of our forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Specialty is subject to certain market risks, including foreign currency and interest rates. Specialty is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. The Company's primary exposure is to changes in exchange rates for the U.S. Dollar versus The Dutch Guilder.

     In fiscal year 1999, the net change in the cumulative foreign currency translation adjustments account, which is a component of stockholders' equity, was an unrealized loss of $85,000. Unrealized foreign currency translation gains (losses) of $41,000 and ($117,000) were recognized in fiscal 1997 and fiscal 1998, respectively.

     Specialty is a purchaser of steel. Specialty generally buys steel based upon market prices that are established with the vendor as part of the purchase process. Specialty does not use commodity financial instruments to hedge steel prices due to a high correlation between commodity cost and the ultimate selling price of its products.

     Specialty's exposure to interest rate risk relates primarily to its debt obligations and temporary cash investments. Interest rate risk is managed through variable rate borrowings with varying maturities. At January 31, 1999, all debt was issued at variable rates. Specialty does not use, and has not used in the past fiscal years, any derivative financial instruments relating to the risk associated with changes in interest rates.

     The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company's investments and debt obligations: (in thousands)

                                                            FISCAL YEARS ENDED
                                     00       01     02      03      04      Thereafter     Total
                                     ------   ----   -----   -----   -----   ------------   ---------
 Assets:
   Cash equivalents                  $1,763    $ -     $ -     $ -     $ -      $       -    $  1,763
   Variable interest rate              5.08%     -       -       -       -              -        5.08%

 Liabilities:
   Long-term debt variable rate      $    -    $ -     $ -     $ -     $ -      $ 128,515    $128,515
   Average variable
     interest rate                        -      -       -       -       -           6.17%       6.17%

     Specialty is exposed to credit risk on certain assets, primarily accounts receivable. Specialty provides credit to customers in the ordinary course of business and performs ongoing credit evaluations and Specialty currently believes its allowance for doubtful accounts is sufficient to cover customer credit risks.

     Settlement of foreign sales and purchases are generally denominated in U.S. currency, except for sales by SEI, resulting in limited foreign currency transaction exposure. Sales by SEI are denominated in a variety of foreign currencies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following pages contain the Financial Statements and Supplementary Data as required by Item 8 of Part II of Form 10-K.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of Specialty Equipment Companies, Inc.:

     We have audited the accompanying consolidated balance sheets of Specialty Equipment Companies, Inc. (the "Company") and subsidiaries as of January 31, 1998 and 1999, and the related consolidated statements of earnings, stockholders' equity (deficit) and comprehensive income and cash flows for each of the years in the three-year period ended January 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Specialty Equipment Companies, Inc. and subsidiaries as of January 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                                       KPMG LLP




Chicago, Illinois
March 17, 1999

                       SPECIALTY EQUIPMENT COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                         January 31,
                                                                      1998         1999
                                                                   ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents                                        $  39,947    $   6,814
  Accounts receivable, net                                            63,043       76,283
  Inventories                                                         54,030       65,535
  Deferred tax assets, net                                            15,310       20,410
  Other current assets                                                 3,143        4,704
                                                                   ---------    ---------
            Total current assets                                     175,473      173,746
Property, plant and equipment, net                                    38,743       40,954
Restricted cash equivalents                                            2,662         --
Goodwill                                                              15,645       15,281
Other intangibles, net                                                 7,973        6,398
Other assets                                                             954          366
                                                                   ---------    ---------
            Total assets                                           $ 241,450    $ 236,745
                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current installments of long-term debt                           $  18,395    $    --
  Accounts payable                                                    26,425       31,723
  Accrued liabilities                                                 68,748       70,220
  Accrued income taxes                                                 5,340        4,621
                                                                   ---------    ---------
            Total current liabilities                                118,908      106,564

Long-term debt, excluding current installments                       159,591      128,515
Other non-current liabilities                                          1,762        1,590

Stockholders' equity (deficit):
  Common stock, $.01 par value, 25,000,000 shares
    authorized, 18,082,804 and 18,442,777 shares outstanding at
    January 31, 1998 and 1999, respectively                              181          184
  Additional paid-in capital                                          58,298       62,968
  Accumulated deficit                                                (88,041)     (50,440)
  Accumulated other comprehensive income                              (2,635)      (2,637)
  Treasury stock, at cost, 403,896 and 567,364 shares
   at January 31, 1998 and 1999                                       (6,614)      (9,999)
                                                                   ---------    ---------
            Total stockholders' equity (deficit)                     (38,811)          76
                                                                   ---------    ---------
            Total liabilities and stockholders' equity (deficit)   $ 241,450    $ 236,745
                                                                   =========    =========


 The accompanying notes are an integral part of these consolidated statements.

                       SPECIALTY EQUIPMENT COMPANIES, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             Years Ended January 31,
                                                          1997         1998        1999
                                                       ---------    ---------   ---------
Net revenue                                            $ 401,230    $ 433,121   $ 495,647
Cost of sales                                            279,120      299,222     338,889
                                                       ---------    ---------   ---------
   Gross margin                                          122,110      133,899     156,758
Selling, general and administrative expenses              61,387       70,856      82,634
                                                       ---------    ---------   ---------
Earnings from operations                                  60,723       63,043      74,124
Interest expense, net                                     18,714       15,944      14,068
                                                       ---------    ---------   ---------
Earnings from operations before income taxes              42,009       47,099      60,056
Income taxes                                               7,887        9,557      16,008
Minority interest                                           --           --            23
                                                       ---------    ---------   ---------
Earnings before extraordinary item                        34,122       37,542      44,025
Extraordinary item                                        (1,784)        --        (6,424)
                                                       ---------    ---------   ---------

Net earnings                                           $  32,338    $  37,542   $  37,601
                                                       =========    =========   =========

Basic earnings per share before extraordinary item     $    1.95    $    2.07   $    2.41
Extraordinary item                                         (0.10)        --         (0.35)
                                                       ---------    ---------   ---------
Basic earnings per share                               $    1.85    $    2.07   $    2.06
                                                       =========    =========   =========

Diluted earnings per share before extraordinary item   $    1.70    $    1.86   $    2.18
Extraordinary item                                         (0.09)        --         (0.32)
                                                       ---------    ---------   ---------
Diluted earnings per share                             $    1.61    $    1.86   $    1.86
                                                       =========    =========   =========

Weighted average shares outstanding - basic               17,514       18,143      18,280
Weighted average shares outstanding - diluted             20,058       20,205      20,202


 The accompanying notes are an integral part of these consolidated statements.

                       SPECIALTY EQUIPMENT COMPANIES, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                            AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                       Accumulated
                                               Additional                 Other
                                      Common    Paid-in   Accumulated Comprehensive  Treasury   Comprehensive
                                      Stock     Capital     Deficit       Income       Stock        Income
                                      ------   ---------- ----------- -------------  --------   -------------
Balance at January 31, 1996       $     173   $  50,895    $(157,921)   $    (768)   $    --
Net earnings                           --          --         32,338         --           --      $  32,338
Exercise of stock options                 7         789         --           --           --
Tax benefit of stock options           --         3,354         --           --           --
Options withheld for taxes             --        (1,052)        --           --           --
Utilization of NOL carryforward        --           515         --           --           --
Minimum pension liability              --          --           --            398         --            398
Foreign currency translation           --          --           --             41         --             41
                                  ---------   ---------    ---------    ---------    ---------    ---------
Balance at January 31, 1997             180      54,501     (125,583)        (329)        --      $  32,777
                                                                                                  =========
Net earnings                           --          --         37,542         --           --      $  37,542
Exercise of stock options                 1       1,525         --           --           --
Tax benefit of stock options           --         3,065         --           --           --
Options withheld for taxes             --        (1,885)        --           --           --
Treasury stock                         --          --           --           --         (6,614)
Utilization of NOL carryforward        --         1,092         --           --           --
Minimum pension liability              --          --           --         (2,189)        --         (2,189)
Foreign currency translation           --          --           --           (117)        --           (117)
                                  ---------   ---------    ---------    ---------    ---------    ---------
Balance at January 31, 1998             181      58,298      (88,041)      (2,635)      (6,614)   $  35,236
                                                                                                  =========
Net earnings                           --          --         37,601         --           --      $  37,601
Exercise of stock options                 3       1,262         --           --           --
Tax benefit of stock options           --         4,756         --           --           --
Options withheld for taxes             --        (2,440)        --           --           --
Treasury stock                         --          --           --           --         (3,385)
Utilization of NOL carryforward        --         1,092         --           --           --
Minimum pension liability              --          --           --             83         --             83
Foreign currency translation           --          --           --            (85)        --            (85)
                                  ---------   ---------    ---------    ---------    ---------    ---------
Balance at January 31, 1999       $     184   $  62,968    $ (50,440)   $  (2,637)   $  (9,999)   $  37,599
                                  =========   =========    =========    =========    =========    =========


  The accompanying notes are an integral part of these consolidated statements.

                       SPECIALTY EQUIPMENT COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            Years Ended January 31,
                                                                        1997        1998          1999
                                                                        ----        ----          ----
Cash flows from operating activities:
Net earnings                                                       $  32,338    $  37,542    $  37,601
Items not affecting cash:
   Depreciation                                                        4,584        4,856        5,381
   Amortization                                                        2,303          968        3,043
   Deferred taxes                                                     (5,105)      (5,100)      (5,100)
   Utilization of net operating loss carryforward                      1,092        1,092        1,092
Changes in current assets and liabilities (excluding
effects of business acquired):
   Accounts receivable                                                (8,027)      (4,787)     (13,240)
   Inventories                                                        (3,341)       4,335      (11,505)
   Other current assets                                                   41        3,141       (1,561)
   Accounts payable and other current liabilities, excluding
   current installments of long-term debt                                 89        4,944        6,261
                                                                   ---------    ---------    ---------
            Net cash provided by operating activities                 23,974       46,991       21,972
Cash flows from investing activities:
   Additions to property, plant and equipment                         (9,185)      (4,715)      (7,527)
   Disposal of property, plant and equipment                              38           49           42
   Cash equivalents restricted for capital additions                   2,814          397        2,662
   Businesses acquired                                                (1,321)     (21,584)        --
                                                                   ---------    ---------    ---------
            Net cash used in investing activities                     (7,654)     (25,853)      (4,823)
                                                                   ---------    ---------    ---------
Cash flows from financing activities:
   Net increase in revolving credit facilities                          --           --        120,000
   Proceeds from long-term debt                                         --         18,000         --
   Repayments of long-term debt                                      (37,601)        (264)    (169,075)
   Financing costs                                                      --           --         (1,090)
   Proceeds from exercise of stock options                               796        1,526        1,262
   Tax benefit from exercise of stock options                          3,354        3,065        4,756
   Options withheld for taxes                                         (1,052)      (1,885)      (2,440)
   Acquisition of treasury stock                                        --         (6,614)      (3,385)
                                                                   ---------    ---------    ---------
            Net cash provided by (used in) financing activities      (34,503)      13,828      (49,972)
                                                                   ---------    ---------    ---------
Other, net                                                            (2,477)      (2,806)        (310)
                                                                   ---------    ---------    ---------
Net increase (decrease) in cash                                      (20,660)      32,160      (33,133)
Cash:
   Beginning of period                                                28,447        7,787       39,947
                                                                   ---------    ---------    ---------
   End of period                                                   $   7,787    $  39,947    $   6,814
                                                                   =========    =========    =========

The accompanying notes are an integral part of these consolidated statements.

                       SPECIALTY EQUIPMENT COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JANUARY 31, 1997, 1998 AND 1999

1 .  ORGANIZATION OF BUSINESS

     Specialty Equipment Companies, Inc. (the "Company") is a manufacturer of a diversified line of highly engineered commercial and institutional foodservice equipment that is used by a variety of commercial foodservice operators including, quick service restaurant chains, other commercial restaurants, convenience store chains, specialty chains, soft drink bottlers and institutional foodservice operators.

     The Company was incorporated on November 28, 1984 in the State of Delaware. All of the significant U. S. operations are conducted through Specialty Equipment Manufacturing Corporation, a wholly-owned subsidiary of the Company, which was organized on January 31, 1998. Quaboes B.V., acquired in order to facilitate the acquisition of Gamko Holding B.V. ("Gamko"), and Gamko are wholly-owned subsidiaries of the Company, based in The Netherlands. World Dryer Co., Limited is a division of Bloomfield Industries Canada Limited, which is a wholly-owned subsidiary of the Company. Taylor Freezer International, S.r.l., Taylor Freezer (Cyprus) Ltd., Taylor-Chicago Corp. and Coolpart B.V. are wholly-owned subsidiaries of the Company. FM Manufacturing, Inc. (formerly known as Market Forge Co.) is a wholly-owned subsidiary, but has not had any operations since October 1993. Included in revenue export sales principally to Europe, Asia and Latin America. Sales to one major customer approximated 20%, 15% and 14%, respectively, of revenue in fiscal years 1997, 1998 and 1999. Sales to another major customer approximated 11% in fiscal 1999.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Principles of Consolidation and Report Preparation

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

     b. Cash and Cash Equivalents

     The Company considers all short-term deposits with a maturity of three months or less to be cash equivalents.

     c. Inventories

     The Company values domestic inventories at the lower of > last-in, first-out (LIFO) cost or market.

     d. Property, Plant and Equipment

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

                       SPECIALTY EQUIPMENT COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JANUARY 31, 1997, 1998 AND 1999

     e. Restricted Cash Equivalents

     Restricted cash equivalents represent amounts designated for capital additions which were received from the placement of Industrial Project Revenue Bonds in excess of amounts expended on the projects through January 31, 1998. The amounts are invested in tax exempt, cash equivalent instruments.

     f. Goodwill and Intangible Assets

     Intangible assets relate to the businesses acquired, proprietary trademarks and patents, and covenants not to compete. The intangible assets are being amortized over an average useful life of three to 15 years using the straight-line method. Goodwill is being amortized over 40 years.

     g. Warranty Reserves

     Warranty reserves are accrued at the time of sale based on historical experience and current product mix. Product warranties generally provide one year coverage on parts and 90 days on labor, with certain exceptions.

     h. Income Taxes

     The asset and liability method is used in accounting for income taxes. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

     i. Foreign Currency Translation

     The accounts of Bloomfield Industries Canada Limited and Gamko are translated into U.S. dollars. Assets and liabilities are translated at the year-end exchange rate. The adjustment resulting from translation is reflected as an adjustment to equity in the accompanying consolidated financial statements. Gains and losses from foreign currency transactions are included in results of operations currently. Revenue and expenses are translated using a weighted average rate for the year.

     j. Statements of Cash Flows

     Cash paid for interest and income taxes is as follows: (in thousands)

                                         Years Ended January 31,
                                     1997         1998        1999
                                     ----         ----        ----
          Interest, net              $19,329      $15,972     $15,703
          Income taxes                 6,580        7,112      13,967

     k. Pensions and Postretirement Benefits

     The Company offers pension plans which cover substantially all employees and a postretirement medical benefit plan to retirees at one of its divisions. The Company has recognized the liabilities for these plans pursuant to an actuarial valuation of the benefits and costs of these programs using costs, asset return and inflation factors deemed appropriate and reasonable. The discount rate used to determine the liabilities recognized was 7.75% in fiscal 1997 and 6.75% in fiscal 1998 and fiscal 1999. The benefits for the postretirement medical benefit plan are paid on a current basis and are not prefunded.

     l. Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these financial instruments. The BA Bank Facility (see Note 9) is at variable interest rates tied to market rates and accordingly, the Company considers the fair value to be the same as its carrying value.

     m. Earnings Per Common Share

     Basic earnings per share are based upon the weighted-average number of common shares outstanding. Diluted earnings per share assumes the exercise of all options and warrants which are dilutive, whether exercisable or not. The dilutive effect of the options and warrants were $0.24, $0.21 and $0.20 in fiscal 1997, 1998 and 1999, respectively.

     n. Stock Option Plans

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

     o. Research and Development Expenses

     Research and development costs are charged to expense when incurred. Total research and development costs charged to expense were $4.8 million, $6.9 million and $7.3 million in fiscal 1997, 1998 and 1999, respectively.

     p. Revenue Recognition

     The Company recognizes revenue from product sales upon shipment to the customer.

     q. Advertising Costs

     Advertising costs are charged to expense when incurred. Total advertising costs charged to expense were $7.6 million, $8.4 million and $7.9 million in fiscal 1997, 1998 and 1999, respectively.

                      SPECIALTY EQUIPMENT COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1998 AND 1999

4. ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following: (in thousands)
S

                                             January 31,
                                           1998      1999
                                           ----      ----
Accounts receivable                      $66,998   $80,188
Less:  allowance for doubtful accounts     3,955     3,905
                                         -------   --------
          Total                          $63,043   $76,283
                                         =======   =======


     Substantially all of the Company's receivables represent sales made directly, or indirectly through distributors, to the foodservice and beverage industry.

5. INVENTORIES

     Inventories consist of the following: (in thousands)

                                             January 31,
                                            1998      1999
                                            ----      ----
Raw material                           $     28,602 $   31,361
Work in process                               8,885      8,764
Finished goods                               16,624     25,410
                                       ------------ ----------
           Subtotal                          54,111     65,535
Less:  excess of FIFO cost over LIFO             81       --
                                       ------------ ----------
           Total                       $     54,030 $   65,535
                                       ============ ==========



6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following: (in thousands)

                                                          January 31,
                                                    1998               1999
                                                    ----               ----
Land                                              $   897            $    897
Buildings and building improvements                22,306              25,296
Machinery and equipment                            36,945              44,640
Construction in progress                            4,039               3,141
Fixed assets under capital leases                   3,185               --
                                                  -------            --------
            Total                                  67,372              73,974
Less: accumulated depreciation and amortization    28,629              33,020
                                                  -------            --------
            Net property, plant and equipment     $38,743            $ 40,954
                                                  =======            ========

                      SPECIALTY EQUIPMENT COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1998 AND 1999

7. GOODWILL AND OTHER INTANGIBLES

                                                                     January 31,
                                                                  1998        1999
                                                                  ----        ----
Goodwill consist of the following: (in thousands)
Goodwill                                                    $   15,843     $   15,843
Less: accumulated amortization                                     198            562
                                                            ----------     ----------
                                                            $   15,645     $   15,281
                                                            ==========     ==========
Other intangible consist of the following: (in thousands)
     Patents                                                $      991     $      991
     Other  intangibles                                         52,076         53,166
     Deferred pension costs                                      1,961          1,915
                                                            ----------     ----------
            Total                                               55,028         56,072
Less:  accumulated amortization                                 47,055         49,674
                                                            ----------     ----------
            Other intangibles, net                          $    7,973     $    6,398
                                                            ==========     ==========



8. ACCRUED LIABILITIES
     Accrued liabilities consist of the following: (in thousands)

                                                                            January 31,
                                                                     1998                 1999
                                                                     ----                 ----
Accrued insurance premiums and self-
     insurance reserves                                            $13,689               $13,731
Accrued payroll and other compensation                              16,958                17,861
Accrued warranty reserves                                            6,664                 8,506
Accrued discontinued product lines                                   4,860                 4,476
Accrued retiree medical expense                                      6,995                 8,168
Accrued interest                                                     2,883                 1,248
Other                                                               16,699                16,230
                                                                   -------               -------
            Total                                                  $68,748               $70,220
                                                                   =======               =======


9. LONG-TERM DEBT

     Long-term debt consists of the following: (in thousands)

                                                        January 31,
                                                     1998       1999
                                                 ---------- -----------
[S]                                              [C]        [C]
Revolving line of credit (a)                     $     --   $  120,000
11-3/8% senior subordinated notes due 2003 (b)      149,040       --
Industrial project revenue bonds due 2009 (c)         6,400      4,365
Other long-term debt (d)                             18,711      4,150
Capitalized leases (e)                                3,835       --
                                                 ---------- -----------
                                                    177,986    128,515
Less:  current installments                          18,395       --
                                                 ---------- ----------
        Total long-term debt                     $  159,591 $  128,515
                                                 ========== ==========

                      SPECIALTY EQUIPMENT COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1998 AND 1999

(a) BA Bank Facility

     The BA Bank Facility, as amended, provides for an unsecured $200.0 million revolving line of credit. As of January 31, 1999, the Company had $120 million of borrowings outstanding on its revolving line of credit and $7.6 million of letters of credit. The BA Bank Facility expires on November 30, 2003.

     Interest rates under the BA Bank Facility equal LIBOR, (4.875% at January 31, 1999) plus 0.875% for the revolving line of credit.

(b) Senior Subordinated Notes

     During fiscal 1999 the Company acquired $31 million of its outstanding senior subordinated notes in private market transactions. On December 1, 1998 the Company called the remaining $118 million of 11-3/8% Senior Subordinated Notes at a price of 105.7. The Company recorded an extraordinary item of $6.4 million (net of taxes of $4.0 million) related to the early extinguishment of this debt.

(c) Industrial Project Revenue Bonds

     In February 1995 the Company issued $6.4 million of variable interest rate Industrial Project Revenue Bonds ("2009 IRBs"). Interest is payable monthly and the principal is due in 2009. The 2009 IRBs are secured by an irrevocable letter of credit for $4.4 million.

(d) Other Long-term Debt

     Other long-term debt consists principally of a $4.2 million secured loan incurred in connection with the purchase of the Gamko facility. As of January 31, 1999 the interest rate was 5.60%.

(e) Leased property and leasehold interests

     Leased property and leasehold interests under capital leases are included in property, plant and equipment (none at January 31, 1999). Future minimum payments under noncancelable operating leases as of January 31, 1999 are as follows: (in thousands)


Fiscal Year Ending                  Operating
January 31,                           Leases
                                    ---------
          2000                       $2,485
          2001                        2,012
          2002                        1,239
          2003                          789
          2004                          306
Thereafter                               68
                                     ------
Total payments                       $6,899
                                     ======


     Rent expense under operating leases amounted to $2.3 million, $3.0 million and $3.1 million for the fiscal years ended January 31, 1997, 1998 and 1999, respectively.

                      SPECIALTY EQUIPMENT COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1998 AND 1999

10. INCOME TAXES

The components of income tax expense consist of the following: (in thousands)

                                          Current        Deferred        Total
                                          -------        --------        -----
          Year ended January 31, 1997
                  Federal                  $11,270         $(4,319)      $ 6,951
                  State                      1,544            (786)          758
                  Foreign                      178              -            178
                                           -------         -------       -------
                          Total            $12,992         $(5,105)        7,887
                                           =======         =======       =======
          Year ended January 31, 1998
                  Federal                  $12,374         $(4,315)      $ 8,059
                  State                      1,684            (785)          899
                  Foreign                      599              -            599
                                           -------         -------       -------
                          Total            $14,657         $(5,100)      $ 9,557
                                           =======         =======       =======
          Year ended January 31, 1999
                  Federal                  $17,579         $(4,435)      $13,144
                  State                      2,458            (665)        1,793
                  Foreign                    1,071              -          1,071
                                           -------         -------       -------
                          Total            $21,108         $(5,100)      $16,008
                                           =======         =======       =======

     Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to pretax income as a result of the following: (in thousands)

                                                            Years Ended January 31,
                                                          1997        1998       1999
                                                       --------    --------    --------
Tax expense computed at the
  Federal statutory rate                               $ 14,703    $ 16,513    $ 20,991
Increase (reduction) in income taxes resulting from:
  Change in valuation of temporary differences           (7,945)     (5,933)     (5,388)
  State income taxes, net of Federal income
    tax benefit                                           1,149       1,471       1,409
  Foreign sales corporation                              (1,393)     (1,394)     (1,202)
  Other, net                                              1,373      (1,100)        198
                                                       --------    --------    --------
Provision for income taxes                             $  7,887    $  9,557    $ 16,008
                                                       ========    ========    ========

     The benefits in fiscal 1997 of the utilization of $2.8 million (tax effected $1.1 million) of net operating loss carryforwards ("NOLs") that existed prior to the Plan of Reorganization ("POR") pursuant to the Company's 1992 Reorganization, reduced other intangibles existing at the date of reorganization until exhausted and thereafter beginning in fiscal 1997 were recorded as a direct addition to additional paid-in capital.

                      SPECIALTY EQUIPMENT COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1998 AND 1999


                                                                                  January 31,
                                                                               1998        1999
                                                                               ----        ----
Deferred taxes: (in thousands)
Allowance for doubtful accounts                                              $    740    $    400
Intangibles, due to differences in amortization                                13,250      13,135
Accrued liabilities, principally due to accruals for compensated absences, self-insurance liability reserves, warranties, pension, discontinued
  product lines and postretirement benefits other than pensions                15,400      15,825
Net operating loss carryforwards                                                5,175       4,080
                                                                             --------    --------
  Total gross deferred tax assets                                              34,565      33,440
  Less valuation allowance                                                    (15,100)     (8,620)
                                                                             --------    --------
  Net deferred tax assets                                                      19,465      24,820
                                                                             --------    --------
Deferred tax liabilities:
  Inventories, principally due to additional costs inventoried for tax purposes pursuant to the IRC and tax
    basis difference resulting from the 1992 Reorganization                    (2,700)     (2,600)
  Property, plant and equipment, principally due to
    differences in depreciation                                                (1,455)     (1,810)
                                                                             --------    --------
    Total deferred tax liabilities                                             (4,155)     (4,410)
                                                                             --------    --------
Net deferred taxes                                                           $ 15,310    $ 20,410
                                                                             ========    ========




      The net change in the total valuation allowance for fiscal 1997, 1998 and 1999 was a decrease of $8.5 million, $7.0 million, and $6.5 million, respectively. The Company believes that the valuation allowance is sufficient to reduce the net deferred tax asset to an amount that will more likely than not be realized. The Company will continue to review the need for this valuation allowance and make adjustments as deemed appropriate. The Company has approximately $10.5 million in NOLs. However, there are a number of issues that may arise which, if determined adversely, could limit the amount and/or use of available NOLs. These issues include the availability of certain deductions previously claimed by the Company and the applicability of certain provisions of the Internal Revenue Code of 1986, as amended, (the "IRC") generally limiting the availability of NOLs following certain changes in ownership. The NOLs are available through fiscal 2008. Earnings before income taxes include foreign income of $0.5 million, $1.4 million and $2.5 million in the years ended January 31, 1997, 1998 and 1999, respectively.

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

      The following sets forth the plans' funded status and amounts recognized in the Company's consolidated financial statements as of January 31: (in thousands)

                      SPECIALTY EQUIPMENT COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1998 AND 1999


                                                                 Pension Benefits           Other Benefits
                                                               FY 1998      FY 1999       FY 1998     FY 1999
                                                               -------      -------       -------     -------
CHANGE IN BENEFIT OBLIGATION:
 Benefit obligation at beginning of year                       $ 35,204     $ 45,457     $ 11,614     $ 12,773
 Service cost                                                     1,879        2,183          463          556
 Interest cost                                                    2,751        2,936          880          850
 Plan participants' contributions                                  --           --           --           --
 Amendments                                                          61          193         --           --
 Actuarial gain (loss)                                            6,944       (1,081)         455            5
 Benefits paid                                                   (1,279)      (1,387)        (639)        (442)
 Expenses paid                                                     (103)        (387)        --           --
                                                               --------     --------     --------     --------
 Benefit obligation at end of year                             $ 45,457     $ 47,914     $ 12,773     $ 13,742
                                                               ========     ========     ========     ========
CHANGE IN PLAN ASSETS:
 Fair value of plan assets at beginning of year                $ 29,969     $ 32,764     $    425     $    425
 Actual return on plan assets                                     3,375        2,565           22           23
 Employer contribution                                              802        1,192          617          419
 Plan participants' contributions                                  --           --           --           --
 Benefits paid                                                   (1,279)      (1,387)        (639)        (442)
 Expenses paid                                                     (103)        (387)        --           --
                                                               --------     --------     --------     --------
 Fair value of plan assets at end of year                      $ 32,764     $ 34,747     $    425     $    425
                                                               ========     ========     ========     ========
NET AMOUNT RECOGNIZED:
 Funded status                                                 $(12,693)    $(13,167)    $(12,348)    $(13,317)
 Unrecognized prior service cost                                  1,912        1,885        2,221        1,975
 Unrecognized transition asset                                     (538)        (403)        --           --
 Unrecognized net actuarial loss (gain)                           5,741        5,136         (608)        (721)
                                                               --------     --------     --------     --------
           Net amount recognized                               $ (5,578)    $ (6,549)    $(10,735)    $(12,063)
                                                               ========     ========     ========     ========
AMOUNTS RECOGNIZED IN THE STATEMENTS OF
 FINANCIAL POSITION CONSIST OF:
 Accrued benefit liability                                     $ (9,866)    $(10,709)    $(10,735)    $(12,063)
 Intangible asset                                                 1,961        1,915         --           --
 Accumulated other comprehensive income                           2,327        2,245         --           --
                                                               --------     --------     --------     --------
Net amount recognized                                          $ (5,578)    $ (6,549)    $(10,735)    $(12,063)
                                                               ========     ========     ========     ========
ACTUARIAL ASSUMPTIONS:
 Discount rate                                                     6.75%        6.75%        6.75%        6.75%
 Expected return on plan assets                                   10.00%       10.00%          NA           NA

COMPONENTS OF NET PERIODIC BENEFIT COST:
 Service cost                                                  $  1,879     $  2,183     $    463     $    556
 Interest cost                                                    2,751        2,935          879          850
 Expected return on plan assets                                  (2,766)      (3,161)        --           --
 Amortization of prior service cost                                 203          220          246          246
 Amortization of transition asset                                  (135)        (134)        --           --
 Recognized net actuarial loss (gain)                                72          120          (51)         (68)
                                                               --------     --------     --------     --------
Net periodic benefit cost                                      $  2,004     $  2,163     $  1,537     $  1,584
                                                               ========     ========     ========     ========

                      SPECIALTY EQUIPMENT COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1998 AND 1999


      As of January 31, 1999, the projected benefit obligation, accumulated benefit obligation ("ABO"), and fair value of plan assets for the pension plans with ABO in excess of plan assets were $47.9 million, $42.1 million and $34.7 million. For plans in which benefits are based on qualifying compensation, the assumed rate of increase is 3.5% for fiscal 1997, 1998 and 1999.

      The Company has two nonpension postretirement benefit plans. The medical plan is contributory with participants' contributions adjusted annually; the life insurance plan is noncontributory. Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plan. For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered medical benefits was assumed for fiscal 2000. The rate was assumed to decrease by 0.5% per year to an ultimate rate of 5.0%. A one-percentage point change in assumed medical cost trend rates would increase (decrease) the total of service and interest cost by $283,000 and ($225,000), and increase (decrease) the postretirement benefit obligation by $2.3 million and ($1.9) million.

      In addition to the Company plans, the Company contributed $21,000, $27,000 and $26,000 to a multi-employer union pension plan for fiscal years 1997, 1998 and 1999, respectively.

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

Environmental and Related Matters

      The Company received notice of potential environmental actions from (i) the South Carolina Department of Health and Environmental Control ("SCDHEC") and the EPA with respect to drums of hazardous waste materials disposed of in South Carolina, (ii) the SCDHEC with respect to the clean up of the Unisphere Hazardous Waste Site in Spartanburg County, South Carolina, and (iii) the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection ("NDEP"), which issued a finding of alleged violation and order relating to alleged soil and ground water contamination. With respect to the SCDHEC matter discussed in (i) above, management is unable to determine the existence or amount of its potential liabilities because no formal proceedings have been commenced and no notifications have been received regarding this matter since December, 1992. The Company has reason to believe that this site will be the subject of no further action by the EPA. With respect to the SCDHEC matter discussed in (ii) above, management is unable to determine the existence or amount of its potential liability, if any, because the use of the site by Beverage-Air occurred prior to the purchase of the Beverage-Air assets by the Company from Gerlach Industries in November, 1986. With respect to the NDEP matter discussed in (iii) above, the Company has spent approximately $329,000 to conduct tests and to implement a remediation program, but given the pendency of the Company's appeal and its uncertain outcome, management cannot estimate what, if any, additional expenditures might be required, though they are not expected to materially affect the financial position or results of operations of the Company.

Letters of Credit

      As of January 31, 1999, the Company had letters of credit outstanding totaling $7.6 million, which guarantee various business activities, including $4.4 million of letters of credit which guarantee the Industrial Project Revenue Bonds.

                      SPECIALTY EQUIPMENT COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1998 AND 1999




13.  TREASURY STOCK

      In September 1997, the Company announced its intention to acquire up to $10 million of its common stock in open market and private transactions. As of January 31, 1999, the Company had acquired 567,364 shares at a total cost of $10 million.

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

      The following sets forth information with respect to options issued and outstanding:


                                                            Avg. option      Range of
                                               Shares         Price        Option Prices
                                               ------         -----        -------------
Options outstanding at January 31, 1996
  (3,223,732 exercisable)                    3,703,732    $       2.02     $1.00-10.00
Options granted                                 50,000           12.00           12.00
Options exercised                             (671,358)          (1.08)      1.00-5.25
Options withheld                               (86,837)          (1.21)      1.00-5.25
                                             ---------    ------------     -----------
Options outstanding at January 31, 1997
  (2,945,537 exercisable)                    2,995,537            2.42      1.00-12.00
Options granted                                100,000           12.97     12.50-13.44
Options exercised                             (503,282)          (8.00)     1.00-10.25
Options withheld                              (125,618)          (1.22)     1.00-10.25
                                             ---------    ------------     -----------
Options outstanding at January 31, 1998
  (2,366,637 exercisable)                    2,466,637            2.87      1.00-13.44
Options granted                                130,000           22.98     22.50-23.25
Options exercised                             (523,441)          (1.08)      1.00-5.25
Options withheld                              (112,264)          (1.21)      1.00-5.25
                                             ---------    ------------     -----------
Options outstanding at January 31, 1999
  (1,730,932 exercisable)                    1,960,932    $       4.47     $1.00-23.25
                                             =========    ============     ===========



      The options exercisable at January 31, 1999 have an average exercise price of $2.59 per share and range of exercise prices of $1.00 to $12.00 per share. The weighted average remaining contractual life of the options currently outstanding is 1.5 years.

      A non-employee director has an exercisable stock warrant to purchase 1,145,769 shares of Common Stock at approximately $2.01 per share expiring on July 31, 1999. The warrant was issued in connection with the POR and was subsequently acquired by a non-employee director, prior to his election as a director.

                       SPECIALTY EQUIPMENT COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JANUARY 31, 1997, 1998 AND 1999


      At January 31, 1999, there were 8,750 additional shares available for grant under the Employee Plan. The per share weighted-average fair value of stock options granted during fiscal 1997, 1998 and 1999 was $3.53, $5.13 and $8.84, respectively on the date of grant using the Black Scholes option-pricing model. The following are weighted-average assumptions used in determining the fair value of stock options: Expected dividend yield 0%, risk-free interest rate of 6.38%, 5.42% and 5.11%, an expected life of 4.5, 4.5 and 5 years and a volatility rate of 40%, 35% and 34%, in fiscal 1997, 1998 and 1999, respectively. Had compensation cost for the Company's stock option plans been determined consistent with the fair value method of SFAS No. 123, Accounting for Stock Based Compensation, the Company's fiscal 1997, 1998 and 1999 results of operations would not have been materially different from the amounts reported.

15. BUSINESS SEGMENT

      The Company is a manufacturer of a diversified line of highly engineered, commercial and institutional foodservice equipment used by customers in the foodservice equipment market segment. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company has adopted in the current year. Management reviews results of operations based on products in the foodservice equipment market segment.

      Revenues and long-lived assets by geographic region for fiscal 1997, 1998 and 1999, based upon location of shipment, were as follows: (in thousands)



                                               January 31,
                                        1997       1998       1999
                                        ----       ----       ----
Revenues:
  United States                       $275,870   $294,008   $354,552
  International                        125,360    139,113    141,095
                                      --------   --------   --------
            Total                     $401,230   $433,121   $495,647
                                      ========   ========   ========
Long-Lived Asssets:
  United States                       $ 44,449   $ 45,121   $ 43,041
  International                             36     20,856     19,958
                                      --------   --------   --------
            Total                     $ 44,485   $ 65,977   $ 62,999
                                      ========   ========   ========


                      SPECIALTY EQUIPMENT COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1998 AND 1999


16. QUARTERLY RESULTS (UNAUDITED)

      The quarterly data has not been audited by the independent auditors. (in thousands, except share amounts)



                                                          Fiscal 1999
                                            First     Second      Third      Fourth
                                           Quarter    Quarter    Quarter     Quarter
                                           -------    -------    -------     -------
Net revenue                                $127,665   $140,146   $120,512   $107,324
Gross margin                                 39,486     45,135     37,261     34,876
Net earnings                                  9,478     11,702      7,243      9,178
Basic earnings per share                   $   0.52   $   0.64   $   0.40   $   0.50
Diluted earnings per share                 $   0.47   $   0.58   $   0.36   $   0.46
Average shares outstanding-basic             18,161     18,299     18,255     18,402
Average shares outstanding-diluted           20,053     20,037     20,027     20,137


                                                          Fiscal 1998
                                            First     Second      Third      Fourth
                                           Quarter    Quarter    Quarter     Quarter
                                           -------    -------    -------     -------
Net revenue                                $109,242   $113,146   $107,694   $103,039
Gross margin                                 32,933     34,680     33,162     33,124
Net earnings                                  8,213      8,073      7,175     14,081
Basic earnings per share                   $   0.46   $   0.44   $   0.39   $   0.78
Diluted earnings per share                 $   0.41   $   0.40   $   0.35   $   0.70
Average shares outstanding-basic             18,020     18,178     18,284     18,139
Average shares outstanding-diluted           20,106     20,188     20,233     20,006



      The Company's fiscal 1998 and 1999 fourth quarter earnings include a reduction in income tax expense due to the reduction of the valuation allowance related to deferred tax assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Company has no items to report under Item 9 of this report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item 10 as to Specialty's Directors is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Specialty's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Specialty's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Specialty's fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required by this Item 12 is incorporated by reference to the information set forth under the caption "Voting Securities and Principal Stockholders" in the Specialty's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Specialty's fiscal year pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by this Item 13 is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Specialty's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Specialty's fiscal year pursuant to Regulation 14A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1) Financial Statements

The following Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

                                                                      Page No.
                                                                      -------
Independent Auditors' Report                                             24
Consolidated Balance Sheets as of January 31, 1998 and 1999              25
Statements of Operations for the years ended January 31,
1997, 1998 and 1999                                                      26
Statements of Stockholders' Equity (Deficit) and Comprehensive
Income for the years ended January 31, 1997, 1998 and 1999               27
Statements of Cash Flows for the years ended January 31,
1997, 1998 and 1999                                                      28
Notes to Consolidated Financial Statements                               29


   (a)(2) Financial Statement Schedules

The following Financial Statement Schedules of the Registrant are included in Item 14 thereof:
   Independent Auditors' Report                                          24
   Schedule II - Valuation and Qualifying Accounts                       45

All other schedules for which provision is made in the applicable accounting rules and regulations of the Securities and Exchange
Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

   (a)(3) Exhibits

Reference is made to the Exhibit Index set forth herein.

   (b) No reports on Form 8-K were filed during the quarter ended
       January 31, 1999.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of April, 1999.

                                            SPECIALTY EQUIPMENT COMPANIES, INC.


                                            By: /s/  JEFFREY P. RHODENBAUGH
                                               ---------------------------------
                                               Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 9, 1999:


Signature                                       Title

DANIEL B. GREENWOOD*                            Chairman of the Board and Director
------------------------------------
Daniel B. Greenwood


/s/ JEFFREY P. RHODENBAUGH                      President, Chief Executive and Chief Operating Officer
------------------------------------            and Director (Principal Executive Officer)
Jeffrey P. Rhodenbaugh


/s/ DONALD K. MC KAY                            Executive Vice President, Chief Financial Officer,
------------------------------------            Treasurer and Secretary (Principal Accounting and
Donald K. McKay                                 Financial Officer)



WILLIAM E. DOTTERWEICH*                         Director
------------------------------------
William E. Dotterweich


AVRAM A. GLAZER*                                Director
------------------------------------
Avram A. Glazer


KEVIN E. GLAZER*                                Director
------------------------------------
Kevin E. Glazer


MALCOLM I. GLAZER*                              Director
------------------------------------
Malcolm I. Glazer


CHARLES E. HUTCHINSON*                          Director
------------------------------------
Charles E. Hutchinson

RICHARD A. KENT*                                Director
------------------------------------
Richard A. Kent

BARRY L. MacLEAN*                               Director
------------------------------------
Barry L. MacLean

*By /s/ DONALD K. MC KAY
------------------------------------
     Donald K. McKay
    Attorney-in-Fact

                                                                     SCHEDULE II

                       SPECIALTY EQUIPMENT COMPANIES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED JANUARY 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)



                                                  Balance at      Charged to
                                                  Beginning       Costs and                     Balance at
                                                   of Year         Expenses      Deductions    End of Year
                                                  ----------      ----------    ------------   -----------
Year ended January 31, 1997
    Allowance for doubtful accounts               $ 5,529         $     3        $   873         $ 4,659

    Inventory reserves                            $ 3,201         $    26        $   641         $ 2,586

    Valuation allowance for deferred tax assets   $30,585         $  --          $ 8,460         $22,125

Year ended January 31, 1998
    Allowance for doubtful accounts               $ 4,659         $   248        $   952         $ 3,955

    Inventory reserves                            $ 2,586         $   130        $   200         $ 2,516

    Valuation allowance for deferred tax assets   $22,125         $  --          $ 7,025         $15,100

Year ended January 31, 1999
    Allowance for doubtful accounts               $ 3,955         $   289        $   339         $ 3,905

    Inventory reserves                            $ 2,516         $   238        $   341         $ 2,413

    Valuation allowance for deferred tax assets   $15,100         $  --          $ 6,480         $ 8,620


                                  EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------


2.1+     Plan of Reorganization, dated February 5, 1992.
2.2+ Order of the United States Bankruptcy Court for the Northern District of Illinois, Western Division, entered March 17, 1992, confirming the Company's Plan of Reorganization.
3.1@     Amended and Restated Certificate of Incorporation of the Company.
3.2@     Amended and Restated By-laws of the Company.
3.3< Second Amended and Restated Credit Agreement, dated as of November 24, 1998, among Specialty Equipment Companies, Inc. and Specialty Equipment Manufacturing Corporation, as Borrowers, and Bank of America National Trust and Savings Association, as agent.
10.1+ Specialty Equipment Companies, Inc. Executive Long-Term Incentive Plan. First Amendment to Executive Long-Term Incentive Plan.
10.2*    Second Amendment to Specialty Equipment Companies, Inc. Executive
         Long-Term
10.3o    Incentive Plan, effective June 6, 1994.
10.4+ Specialty Equipment Companies, Inc. Non-Employees Director Long-Term Incentive Plan.
10.5+    Specialty Equipment Companies, Inc. Restricted Stock Plan.
10.6/ Specialty Equipment Companies Retirement Income Plan amended and restated effective January 31, 1987.
10.7ss. Specialty Equipment Companies, Inc. Supplemental Retirement Plan, executed November 25, 1991.
10.8+ Employment Retention Agreement, dated December 19, 1991, by and between Specialty Equipment Companies, Inc. and Daniel B. Greenwood.
10.9++ First Amendment to Employee Retention Agreement, dated December 19, 1993, by and between Specialty Equipment Companies, Inc. and Daniel B. Greenwood.
10.10* Second Amendment to Employee Retention Agreement, dated December 19, 1995, by and between Specialty Equipment Companies, Inc. and Daniel B. Greenwood.
10.11+ Employment Retention Agreement, dated December 19, 1991, by and between Specialty Equipment Companies, Inc. and Donald K. McKay.
10.12++ First Amendment to Employee Retention Agreement, dated December 19, 1993, by and between Specialty Equipment Companies, Inc. and Donald K. McKay.
10.13* Second Amendment to Employee Retention Agreement, dated December 19, 1995, by and between Specialty Equipment Companies, Inc. and Donald K. McKay.
10.14+ Employment Retention Agreement, dated December 19, 1991, by and between Specialty Equipment Companies, Inc. and William W. Robertson.
10.15++ First Amendment to Employee Retention Agreement, dated December 19, 1993, by and between Specialty Equipment Companies, Inc. and William W. Robertson.
10.16/ Second Amendment to Employee Retention Agreement, dated December 19, 1995, by and between Specialty Equipment Companies, Inc. and William W. Robertson.
10.17++ Employment Retention Agreement, dated December 19, 1991, by and between Specialty Equipment Companies, Inc. and Jeffrey P. Rhodenbaugh.
10.18++ First Amendment to Employment Retention Agreement, dated December 19, 1993, by and between Specialty Equipment Companies, Inc. and Jeffrey P. Rhodenbaugh.
10.19* Second Amendment to Employment Retention Agreement, dated December 19, 1995, by and between Specialty Equipment Companies, Inc. and Jeffrey P. Rhodenbaugh.
10.20+ Sublease, dated July 28, 1972, by and between Beverage-Air Company and Tannetics, Inc; Assignment of Sublease, dated March 30, 1973, by and between Buffington Company, as successor to Beverage-Air Company, and Herman L. Buffington; Amendment to Sublease, dated September 8, 1989, by and between the Herman L. Buffington Irrevocable Trust and Specialty Equipment Companies, Inc.
10.21(1) Lease, dated December 5, 1994, between Community Cash Stores of
         Spartanburg, SC and Specialty Equipment Companies, Inc., Beverage-Air division.
10.22+ Lease, dated May 1, 1992, by and between Wells Enterprises and Wells Manufacturing Company.
10.23(1) Lease, dated March 31, 1995, by and between Dermody Industrial Group and Wells Manufacturing Company.
10.24+ Lease, dated June 28, 1990, by and between Orlando Corporation and Bloomfield Industries Canada Limited.
10.25+ Lease, dated July 1, 1993, by and between New York Life Insurance Company and Specialty Equipment Companies, Inc.

EXHIBIT NO.                      DESCRIPTION
----------                       -----------

10.26/ First Amendment to Lease, dated August 15, 1995, by and between New York Life Insurance Company and Specialty Equipment Companies, Inc.

10.27+ Sublease, dated January 31, 1993, by and between Arrow Uniform Rental, Inc. and Specialty Equipment Companies, Inc.

10.28(1) Lease, dated January 3, 1995 by and between Brouillette, Inc. and Taylor Company.

10.29/ Lease, dated August 30, 1995, between Lakewood Realty and Mortgage Corporation and Specialty Equipment Companies, Inc.

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

10.38# Management and Administrative Services Agreement dated January 31, 1998, between Specialty Equipment Companies, Inc.. and Specialty Equipment Manufacturing Corporation.

12.1(phi)     Statement Re: Computation of Ratios of Earnings to Fixed Charges

21.1(phi)     Subsidiaries of Specialty Equipment Companies, Inc.

23.1(phi)     Consent of KPMG Peat Marwick LLP.

24.1(phi)     Powers of Attorney of Mr. Kent dated March 24, 1999, Messrs.
              Greenwood, Hutchinson , Dotterweich and MacLean dated March 25,
              1999, Mssrs. M. Glazer and A. Glazer dated March 30, 1999, and Mr.
              K. Glazer dated March 31, 1999.

27.1(phi)     Financial data schedule.

--------------------------------------------------------------------------------

+ Incorporated herein by reference to the applicable exhibit to the Company's Registration Statement on Form S-1, as amended, initially filed with the Securities and Exchange Commission on September 3, 1993 (Registration No. 33-68404).
* Incorporated herein by reference to the applicable exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1993, as filed with the Securities and Exchange Commission on December 15, 1993.
++ Incorporated herein by reference to the applicable exhibit to the Company's Annual Report on Form 10-K for the year ended January 31, 1994, as filed with the Securities and Exchange Commission on March 25, 1994.
@ Incorporated herein by reference to the applicable exhibit to the Company's Form 8-K, as filed with the Securities and Exchange Commission on May 12, 1994.
o Incorporated herein by reference to the applicable exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994, as filed with the Securities and Exchange Commission on June 14, 1994.
(1) Incorporated herein by reference to the applicable exhibit to the Company's Annual Report on Form 10-K for the year ended January 31, 1995, as filed with the Securities and Exchange Commission on March 28, 1995.
/ Incorporated herein by reference to the applicable exhibit to the Company's Annual Report on Form 10-K for the year ended January 31, 1996, as filed with the Securities and Exchange Commission on March 26, 1996.
ss. Incorporated herein by reference to the applicable exhibit to theZ Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996, as filed with the Securities and Exchange Commission on June 13, 1996.
= Incorporated herein by reference to the applicable exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, as filed with the Securities and Exchange Commission on December 15, 1996.
+ Incorporated herein by reference to the applicable exhibit to the Company's Annual Report on Form 10-K for the year ended January 31, 1997, as filed with the Securities and Exchange Commission on March 27, 1997.
& Incorporated herein by reference to the applicable exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, as filed with the Securities and Exchange Commission on December 15, 1997.
# Incorporated herein by reference to the applicable exhibit to the Company's Annual Report on Form 10-K for the year ended January 31, 1998, as filed with the Securities and Exchange Commission on April 13, 1998.
<       Incorporated herein by reference to the applicable exhibit to the
        Company's Quarter Report on Form 10-Q for the quarter ended October 31, 1998, as filed with the Securities and Exchange Commission on December 14, 1998.
(phi)   Filed herewith.