Form 10-Q
period 1999-04-30
SPECIALTY EQUIPMENT COMPANIES INC
filed 1999-06-14
CIK 814013

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended April 30, 1999
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.


For the transition period from ____________________to__________________________

Commission File Number:      0-22798
                       --------------------


                       SPECIALTY EQUIPMENT COMPANIES, INC.
        -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
        -------------------------------------------------------------


                   Delaware                      36-3337593
        -------------------------------------------------------------
        (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)        Identification No.)



          1245 Corporate Blvd., Suite 401, Aurora,IL       60504
        -------------------------------------------------------------
          (Address of principal executive offices)        (Zip Code)



                                 (630) 585-5111
        -------------------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ].


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



             Class                             Outstanding at June 11, 1999
----------------------------------          ----------------------------------
Common Stock, $0.01 par value                         18,602,537 shares




                                                The exhibit index is on page 16.

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS



                       SPECIALTY EQUIPMENT COMPANIES, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)


                                                         Three months ended
                                                             April 30,
                                                         1998         1999
                                                       --------     --------
                                                             (unaudited)
Net revenue                                            $127,665     $139,540
Cost of sales                                            88,179       95,837
                                                       --------     --------
  Gross margin                                           39,486       43,703
Selling, general and administrative expenses             20,446       22,656
                                                       --------     --------
Earnings from operations                                 19,040       21,047
Interest expense, net                                     4,085        1,863
                                                       --------     --------
Earnings from operations before income taxes             14,955       19,184
Income taxes                                              5,477        7,320
Minority interest                                            --           30
                                                       --------     --------
Net earnings                                           $  9,478     $ 11,834
                                                       ========     ========

Basic earnings per share                               $   0.52     $   0.64
                                                       ========     ========

Diluted earnings per share                             $   0.47     $   0.59
                                                       ========     ========

Weighted average shares outstanding - basic              18,161       18,392
Weighted average shares outstanding - diluted            20,053       20,185


           The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       SPECIALTY EQUIPMENT COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                     January 31,     April 30,
                                                                        1999            1999
                                                                      ---------      --------
ASSETS                                                                       (unaudited)
Current assets:
  Cash and cash equivalents                                           $   6,814      $   1,446
  Accounts receivable, net                                               76,283         92,640
  Inventories                                                            65,535         69,321
  Deferred tax assets, net                                               20,410         20,410
  Other current assets                                                    4,704          5,265
                                                                      ---------      ---------
             Total current assets                                       173,746        189,082
Property, plant and equipment, net                                       40,954         42,332
Goodwill                                                                 15,281         15,180
Other intangibles, net                                                    6,398          6,285
Other assets                                                                366            342
                                                                      ---------      ---------
             Total assets                                             $ 236,745      $ 253,221
                                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current installments of long-term debt                              $      --      $     454
  Accounts payable                                                       31,723         34,161
  Accrued liabilities                                                    70,220         73,177
  Accrued income taxes                                                    4,621         12,072
                                                                      ---------      ---------
             Total current liabilities                                  106,564        119,864

Long-term debt, excluding current installments                          128,515        139,001
Other non-current liabilities                                             1,590          1,787

Stockholders' equity (deficit):
  Common stock                                                              184            186
  Additional paid-in capital                                             62,968         53,975
  Accumulated deficit                                                   (50,440)       (38,606)
  Accumulated other comprehensive income                                 (2,637)        (3,246)
  Treasury stock, at cost                                                (9,999)       (19,740)
                                                                      ---------      ---------
             Total stockholders' equity (deficit)                            76         (7,431)
                                                                      ---------      ---------
             Total liabilities and stockholders' equity (deficit)     $ 236,745      $ 253,221
                                                                      =========      =========

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       SPECIALTY EQUIPMENT COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands, except share amounts)

                                                                        Three months ended
                                                                            April 30,
                                                                        1998          1999
                                                                      --------      --------
Cash flows from operating activities:                                      (unaudited)
Net earnings                                                          $  9,478      $ 11,834
Items not affecting cash:
  Depreciation                                                           1,142         1,426
  Amortization                                                             282           215
  Utilization of net operating loss carryforward                           273           273
Changes in current assets and liabilities:
  Accounts receivable                                                  (18,666)      (16,357)
  Inventories                                                              146        (3,786)
  Other current assets                                                    (206)         (561)
  Accounts payable and other current liabilities,
    excluding current installments of long-term debt                    15,851        12,846
                                                                      --------      --------
             Net cash flows provided by operating activities             8,300         5,890
Cash flows from investing activities:
  Additions to property, plant and equipment                            (1,782)       (2,803)
  Cash equivalents restricted for capital additions                        463          --
  Businesses acquired                                                     --            --
                                                                      --------      --------
             Net cash used in investing activities                      (1,319)       (2,803)
Cash flows from financing activities:
  Increase in revolving credit facility                                   --          11,500
  Repayments of long-term debt                                              (4)         (560)
  Proceeds from exercise of stock options                                  347         1,626
  Options withheld for taxes                                            (1,713)       (1,336)
  Acquisition of treasury stock                                         (1,233)      (19,295)
                                                                      --------      --------
             Net cash used in financing activities                      (2,603)       (8,065)
                                                                      --------      --------
Other, net                                                                 128          (390)
                                                                      --------      --------
Net increase (decrease) in cash                                          4,506        (5,368)
Cash and cash equivalents:
  Beginning of period                                                   39,947         6,814
                                                                      --------      --------
  End of period                                                       $ 44,453      $  1,446
                                                                      ========      ========


      The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

         These consolidated financial statements should be read with the consolidated financial statements and the notes thereto for the fiscal year ended January 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("Commission") on April 13, 1999.

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended April 30, 1998 and 1999, (b) the financial position at April 30, 1999 and (c) the cash flows for the three month periods ended April 30, 1998 and 1999, have been made. The financial results for the three months ended April 30, 1999 are not necessarily indicative of the financial results for the entire 2000 fiscal year. Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

         Net earnings per share is computed based on the weighted average number of basic and diluted common shares outstanding during the period.

         During the quarter ended April 30, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements, and requires a total for comprehensive income to be provided in condensed financial statements of interim periods. Comprehensive income includes all changes in stockholders' equity during the period except those resulting from investments by owners and distributions to owners. Comprehensive earnings for the quarters ended April 30, 1998 and 1999 consisted of the following:


                                                     Three months ended
                                                         April 30,
                                                     1998         1999
                                                   --------     --------
Net earnings                                       $  9,478     $ 11,834
Other comprehensive earnings:
  Foreign currency translation adjustment               133         (609)
                                                   --------     --------
Comprehensive earnings                             $  9,611     $ 11,225
                                                   ========     ========



2.  Accounts Receivable

         Accounts receivable at the following dates consisted of the following:


                                                           January 31,   April 30,
                                                              1999         1999
                                                            --------     --------
Accounts receivable                                         $ 80,188     $ 96,457
Less: allowance for doubtful accounts                          3,905        3,817
                                                            --------     --------
                                                            $ 76,283     $ 92,640
                                                            ========     ========

                       SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.  Inventories

         Inventories at the following dates consisted of the following:


                                                   January 31,     April 30,
                                                      1999           1999
                                                   -----------     ---------
Raw materials                                      $    31,361     $  31,817
Work-in-process                                          8,764         8,573
Finished goods                                          25,410        28,931
                                                   -----------     ---------
                                                        65,535        69,321
Less: excess of FIFO cost over LIFO                         --            --
                                                   -----------     ---------
             Total                                 $    65,535     $  69,321
                                                   ===========     =========


         The Company uses the LIFO method of valuing inventories. LIFO, compared to FIFO, had a de minimis effect on the cost of sales for the three month periods ended April 30, 1998 and 1999.

4.  Intangibles and Goodwill:

                                                           January 31,      April 30,
                                                             1999             1999
                                                            -------          -------
Goodwill                                                    $15,843          $15,843
Less: accumulated amortization                                  562              663
                                                            -------          -------
                                                            $15,281          $15,180
                                                            =======          =======

          Intangibles consist of the following:
Patents                                                     $   991          $   991
Other intangibles                                            53,166           53,166
Deferred pension costs                                        1,915            1,915
                                                            -------          -------
                                                             56,072           56,072
Less: accumulated amortization                               49,674           49,787
                                                            -------          -------
           Net intangibles                                  $ 6,398          $ 6,285
                                                            =======          =======

         Other intangibles primarily include deferred financing fees, engineering drawings, distribution networks and skilled workforce.

5.  Income Taxes

         At January 31, 1999, the Company had a net deferred tax asset of $29.0 million less a valuation allowance of $8.6 million. The Company has approximately $10.5 million in net operating loss (NOL) carry forwards. However, a number of issues regarding the treatment of certain changes in ownership of the Company pursuant to certain provisions of the Internal Revenue Code of 1986, as amended ("IRC"), may arise which, if determined adversely, could limit the amount and/or use of the NOL carry forwards. The NOL carry forwards are available through fiscal 2008.

                       SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


6.  Long-Term Debt

       Long-term debt at the following dates consisted of the following:

                                                           January 31,        April 30,
                                                              1999              1999
                                                            --------          --------

Revolving line of credit                                    $120,000          $131,500
Industrial project revenue bonds due 2009                      4,365             4,365
Other long-term debt                                           4,150             3,590
                                                            --------          --------
                                                             128,515           139,455
Less: current installments                                        --               454
                                                            --------          --------
           Total long-term debt                             $128,515          $139,001
                                                            ========          ========

       Under the revolving credit facility, the Company had $68.5 million available for additional borrowings.

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

Litigation

       Specialty was a defendant along with other defendants in an action filed on July 20, 1995 entitled "Thermodyne Food Service Products, Inc. and AFTEC, Inc. v. McDonald's Corporation, et al." in the United States District Court, Northern District of Illinois, Eastern Division. Plaintiffs alleged that Specialty and other defendants misappropriated trade secrets in connection with the Company's development of an oven for McDonald's and OSI. As a result of a ruling on a motion to dismiss, all the claims against Specialty other than the trade secret claim were dismissed. The case was settled by the terms of a confidential settlement agreement dated May 28, 1997 pursuant to which one of the defendants agreed to make a settlement payment in a confidential amount. Although Specialty is not required under the terms of this settlement agreement to pay any damages or make any settlement payments, it is possible that the codefendant that did make a settlement payment will seek a contribution from Specialty. On or about November 13, 1998, defendants in an action entitled "McDonald's Corporation v. American Motorists Insurance Co." No. 97L0014, pending in the Circuit Court of DuPage County Illinois, sought leave to file a third party complaint asserting contingent subrogation rights against the Company, and other defendants from the AFTEC litigation referred to above. The court denied that motion. On or about March 5, 1999, St. Paul Surplus Lines Ins. Co., American Motorists Insurance Co., Century Indemnity Co., Indemnity Insurance Co. of North America and Federal Insurance Co. (collectively "Carriers") filed an action ("Thermodyne Subrogation Matter") in the Circuit Court of DuPage County, Illinois, No. 99 MR 0071 against the Company, and the other defendants in the Thermodyne Action (except for McDonald's). Carriers allege that they are subrogated to contribution claims McDonald's may have against the Company arising from the Thermodyne Action. Count I purports to state a claim for contribution under 740 ILCS 100/0.01 et. seq. for the Company's purported misappropriation of trade secrets, and prays for judgment "in an amount equal to the relative degree of fault found attributable to the defendants in the

                       SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Thermodyne Action." Count II purports to allege contribution claims arising from OSI Industries, Inc.'s alleged tortious interference on the contracts and seeks the same relief sought in Count I. Counts III and IV are not brought against the Company. Defendants have moved to dismiss the complaint with prejudice; the Carriers have moved to voluntarily dismiss without prejudice. Those, and other motions, are scheduled for hearing in June 1999. Specialty has not established a reserve in its financial statements relating to this matter.

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

                       SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Letters of Credit

         As of April 30, 1999, the Company had letters of credit outstanding totaling $7.3 million, which guarantee various business activities, including $4.4 million of letters of credit which guarantee the Industrial Project Revenue Bonds (see note 6 above).

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

         The Executive Long-Term Incentive Plan, as amended, ("Employee Plan") allows for the issue of a total of 4,004,814 shares of the Company's common stock. A total of 8,750 options may still be granted under the Employee Plan. All of the options granted are at an exercise price which was not less than management's determination of the fair market value of the underlying shares at the respective dates of grant. On May 27, 1999, at the Company's annual stockholders' meeting, stockholders approved an amendment to the Employee Plan which, among other things, authorized the issuance of up to an additional one million option awards.

         The following sets forth information with respect to options issued and outstanding:


                                                                                           Average option          Range of
                                                                             Shares        price per share      Option Prices
                                                                            ---------      ---------------      -------------
Options outstanding at January 31, 1999                                     1,960,932      $          4.47      $  1.00-23.25
Options exercised                                                            (422,160)                3.46         1.00-10.25
Options withheld for taxes                                                   (132,240)                1.24         1.00-10.25
                                                                            ---------      ---------------      -------------
Options outstanding at April 30, 1999 (1,276,532 exercisable)               1,406,532      $          5.08      $  1.00-23.25
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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Month Period Ended April 30, 1999 (Fiscal 2000) Compared to Three Month Period Ended April 30, 1998 (Fiscal 1999).

Revenue. Revenue for the three months ended April 30, 1999 increased 9.3% to $139.5 million compared with $127.7 million for the comparable period in fiscal 1999. The revenue increase for the three months was primarily attributable to sales of beverage equipment to the U.S. soft drink and international brewery market. Sales of products for use outside the U.S. decreased 4.5% due to the prior year sales including a large non-recurring international shipment for beverage equipment. Shipments in the current fiscal quarter were principally to domestic soft drink bottlers. For the first three months of fiscal 2000, revenue from sales of products for use outside the United States was 28.0% of revenue as compared with 32.1% for the same period in fiscal 1999.

Gross Margin. Gross margin for the three months ended April 30, 1999 increased 10.7% to $43.7 million, compared with $39.5 million for the comparable period in fiscal 1999. As a percent of revenue, gross margin increased from 30.9% of revenue for the three month period ended April 30, 1998 to 31.3% of revenue in the three month period ended April 30, 1999, reflecting the spreading of the fixed portion of cost of sales over a higher volume of sales.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expense for the three months ended April 30, 1999 increased 10.8% to $22.7 million. As a percent of revenue, SG&A increased from 16.0% to 16.2% in the three months ended April 30, 1999, compared to the comparable period in fiscal 1999. The marginal increase was due in part to expenses related to research and development and higher casualty insurance expenses.

Interest Expense. Interest expense for the three months ended April 30, 1999 decreased 54.4% to $1.9 million compared with the same period in fiscal 1999. The reduction in interest expense resulted from a lower cost of borrowing resulting from the December 1998 refinancing of the business.

Income Taxes. Income tax expense increased 33.7% to $7.3 million compared to $5.5 million for the comparable period in fiscal 1999. The increase in tax expense is largely attributed to increased earnings before taxes of approximately $4.2 million. The increase in the effective tax rate was due in part to a change in the federal tax law concerning the treatment of the reserve for doubtful accounts and non-recurring temporary differences.

         The following table sets forth selected operating data as a percentage of Company net revenue:


                                                                Three months ended
                                                                     April 30,
                                                              1998 (%)       1999 (%)
                                                             ---------      ---------
Beverage-Air                                                      46.5          48.5
Taylor                                                            34.1          32.4
Wells/Bloomfield                                                  11.4          10.2
Gamko                                                              5.5           6.7
World Dryer                                                        2.5           2.2
                                                             ---------      ---------
  Net revenue                                                    100.0         100.0
Gross margin                                                      30.9          31.3
Selling, general and administrative expenses                      16.0          16.2
                                                             ---------      ---------
  Earnings from operations                                        14.9          15.1
Interest expense, net                                             (3.2)         (1.3)
Income taxes                                                      (4.3)         (5.3)
                                                             ---------      ---------
  Net earnings                                                     7.4           8.5
                                                             =========      =========



Liquidity and Capital Resources

         Net cash flows provided by operations were $6.3 million for the three months ended April 30, 1999 compared with $8.3 million for the three months ended April 30, 1998. The decrease is primarily the result of an increase in working capital, primarily related to inventories and accounts payable, compared to the prior year offset by higher net earnings from operations. See -- "Results of Operations -- Revenue."

         Net cash used in investing activities amounted to $2.8 million for the three months ended April 30, 1999 compared with $1.3 million for the three months ended April 30, 1998. Through the first three months of fiscal 2000, total capital expenditures have been $2.8 million. The Company anticipates that capital expenditures for fiscal 2000 will be approximately $12.0 million. The Company's capital spending for the balance of fiscal 2000 is expected to be primarily related to the acquisition, installation, improvement and equipping of its Beverage-Air production facilities.

         On April 8, 1999 the Company announced a plan to purchase $30 million of its common stock (up to 1,000,000 shares) in the open market. For the three months ended April 30, 1999 the Company purchased 664,000 shares of its common stock at an average price of $29.06 per share.

         As of April 30, 1999, the Company had net working capital of $69.2 million. The Company's average operating working capital (defined as average monthly gross accounts receivable and net inventory less accounts payable) as a percentage of sales increased from 21% during fiscal year 1999 to 22% for the three months ended April 30, 1999. The Company's earnings from operations were sufficient to cover fixed charges for the three months ended April 30, 1999.

         As of April 30, 1999, the Company had borrowings of $131.5 million under the Revolving Credit Facility of its BA Bank Facility. In addition, it had outstanding letters of credit in the amount of $7.3 million, including $4.4 million of letters of credit which guarantee the Industrial Project Revenue Bonds (referenced in note 6 to the financial statements included as item 1 hereto). Under the Revolving Credit Facility, the Company had $68.5 million available for additional borrowings. In addition, the Company had cash and cash equivalents of $1.4 million as of April 30, 1999.

         The BA Bank Facility includes two financial covenants which Specialty was required to meet on April 30, 1999. The first financial covenant is a total funded debt to cash flow ratio for the twelve months ended April 30, 1999, which could not exceed 3.50:1.00. The second covenant is an interest coverage ratio which had to be at least 3.50:1.00. Specialty met each of these covenants as it reported a total funded debt to cash flow ratio for the twelve months ended April 30, 1999 of 1.66:1.00; and an interest coverage ratio for the twelve months ended April 30, 1999 of 6.49:1.00.

         On May 6, 1999 the Company incurred $5.4 million in letter of credit obligations. The letter of credit supports an issue of $5.2 million of Industrial Project Revenue Bonds to enable the Company to finance plant expansion, acquisition, installation, improvement and equipping of production facilities at its Beverage-Air location in Abbeville County, South Carolina.

         On June 9, 1999 the Company's largest stockholder provided notice to the Company of his intent to exercise his warrants to purchase common stock of the Company. The warrants otherwise would expire on July 31, 1999. The warrants are exercisable for 1,145,769 shares of common stock at a total exercise price of $2.3 million.

         Management believes that the BA Bank Facility and the other sources of capital described above, with internally generated funds, will be adequate to meet the Company's anticipated capital and cash requirements for at least the next twelve months, including debt service and corporate income taxes.

Impact of Inflation

         Management does not believe that inflation has had a material impact on the Company's operations during the first three months of fiscal 2000. Management believes that the Company may face increasing costs during the balance of the fiscal year as a result of inflation which the Company may not fully be able to offset with increased productivity or pass on to its customers due to competitive factors within the industry.

Year 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. These programs treat years as occurring between 1900 and the end of 1999 and do not self-convert to reflect the upcoming change of the century. If not corrected, applications could fail or create erroneous results by or at the Year 2000.

         In 1996, we began our efforts to make Specialty Year 2000 compliant. This program encompasses information systems, manufacturing equipment, facilities systems, our products and the readiness of our suppliers, distributors and customers. Management believes Specialty to be substantially Year 2000 compliant as of April 30, 1999.

         We have tested and analyzed our products to determine exposure to contingencies related to the Year 2000. This analysis revealed that our products raise limited Year 2000 issues, and that such issues should be able to be addressed without a material impact upon Specialty and its operating results.

         We have substantially completed our analysis of our information systems and the process of converting our information systems. As of April 30, 1999, the Year 2000 conversion project of our information systems is more than 95% complete, with all of our principal locations now operating under Year 2000 compliant software. Similarly, we have reviewed the Year 2000 status of our machinery and equipment and have implemented the necessary system changes.

         Management believes that Specialty's greatest exposure regarding the Year 2000 issue is associated with the ability of its principal vendors, suppliers, distributors and customers to become Year 2000 compliant. In response to this concern, management continues to survey and monitor the Year 2000 compliance status of Specialty's major vendors, suppliers, distributors and customers. However, we can make no assurance that these third parties will become Year 2000 compliant, and accordingly, we expect to develop contingency plans in 1999 to the extent that we determine that any of Specialty's major vendors, suppliers, distributors and customers are expected to encounter significant Year 2000 related problems. However, if a significant number of key third party relationships do not promptly become Year 2000 compliant, their non-compliance could have a material adverse effect on Specialty's financial position or results of operations. The exact magnitude of any of these effects is not currently estimable.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the first quarter ended April 30, 1999. For additional information on market risk, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section of the Company's Annual Report on Form 10-K dated January 31, 1999.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         See note 7 of "Notes to Unaudited Consolidated Financial Statements" included in Part I. Item 1. of this Form 10-Q.

Item 4.  Submissions of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of stockholders for the quarter ended April 30, 1999.

Item 6.  Exhibits and Reports on Form 8-K

     1.  Exhibits

         10.1     Amended and Restated Executive Long-Term Incentive Plan.
         10.2 Amended and Restated Non-Employee Directors Long-Term Incentive Plan.
         27.1     Financial Data Schedule.

     2.  Reports on Form 8-K.

         None.

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Specialty Equipment Companies, Inc.
                                                (Registrant)






Date: June 11, 1999          /s/Jeffrey P. Rhodenbaugh
------------------------     --------------------------------------------------
                                Jeffrey P. Rhodenbaugh, Chief Executive Officer (Principal Executive Officer)






Date: June 11, 1999          /s/Donald K. McKay
------------------------     --------------------------------------------------
                                Donald K. McKay, Chief Financial Officer
                                (Principal Financial and Accounting Officer)

Exhibit Index


  Exhibit
     No.                               Description
 ---------                             -----------
  *10.1    Amended and Restated Executive Long-Term Incentive Plan.
  *10.2    Amended and Restated Non-Employee Directors Long-Term Incentive Plan.
   27.1    Financial data schedule.





*Incorporated herein by reference to the applicable exhibit to the Company's Definitive Notice and Proxy Statement on Form 14A, as filed with the Securities and Exchange Commission on April 16, 1999.