Form 10-Q/A
period 1999-04-30
SPECIALTY EQUIPMENT COMPANIES INC
filed 1999-06-25
CIK 814013

                                  FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Month Period Ended April 30, 1999 (Fiscal 2000) Compared to Three Month Period Ended April 30, 1998 (Fiscal 1999).

Revenue. Revenue for the three months ended April 30, 1999 increased 9.3% to $139.5 million compared with $127.7 million for the comparable period in fiscal 1999. The revenue increase for the three months was primarily attributable to sales of beverage equipment to the U.S. soft drink and international brewery market and an increase in sales of Taylor brand equipment. Sales of products for use outside the U.S. decreased 4.5% due to the prior year sales including a large non-recurring international shipment for beverage equipment. Shipments in the current fiscal quarter were principally to domestic soft drink bottlers. The strong shipments to the soft drink industry in the first quarter may be due in part to the bottlers changing the timing of their capital equipment purchases to meet seasonal equipment requirements. For the first three months of fiscal 2000, revenue from sales of products for use outside the United States was 28.0% of revenue as compared with 32.1% for the same period in fiscal 1999.

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






Date: June 24, 1999          /s/Jeffrey P. Rhodenbaugh
------------------------     --------------------------------------------------
                                Jeffrey P. Rhodenbaugh, Chief Executive Officer (Principal Executive Officer)






Date: June 24, 1999          /s/Donald K. McKay
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