Form 10-Q
period 1999-07-31
SPECIALTY EQUIPMENT COMPANIES INC
filed 1999-09-14
CIK 814013

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                  For the quarterly period ended July 31, 1999
                                       or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

For the transition period from                    to
                               ------------------    -------------------
Commission File Number:  0-22798
                        ---------

                       SPECIALTY EQUIPMENT COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

      Delaware                                                 36-333337593
--------------------------------------------------------------------------------
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)

  1245 Corporate Blvd., Suite 401, Aurora, IL                         60504
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
                                             ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            Class                            Outstanding at September 11, 1999
---------------------------------          -------------------------------------
Common Stock,  $0.01 par value                     19,269,171 shares





                                                The exhibit index is on page 17.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                      SPECIALTY EQUIPMENT COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)


                                                    Three months ended          Six months ended
                                                          July 31,                  July 31,
                                                      1998         1999         1998         1999
                                                    ---------    ---------    ---------    ---------
                                                         (unaudited)               (unaudited)
Net revenue                                         $ 140,146    $ 129,158    $ 267,811    $ 268,698
Cost of sales                                          95,011       88,307      183,190      184,144
                                                    ---------    ---------    ---------    ---------
  Gross margin                                         45,135       40,851       84,621       84,554
Selling, general, administrative & other expenses      22,777       21,409       43,223       44,065
                                                    ---------    ---------    ---------    ---------
Earnings from operations                               22,358       19,442       41,398       40,489
Interest expense, net                                   4,035        2,004        8,120        3,867
                                                    ---------    ---------    ---------    ---------
Earnings from operations before income taxes           18,323       17,438       33,278       36,622
Income taxes                                            6,588        6,715       12,065       14,035
                                                    ---------    ---------    ---------    ---------
Net earnings before minority interest                  11,735       10,723       21,213       22,587
Minority interest                                         (33)         (23)         (33)         (53)
                                                    ---------    ---------    ---------    ---------
Net earnings                                        $  11,702    $  10,700    $  21,180    $  22,534
                                                    =========    =========    =========    =========

Basic earnings per share                            $    0.64    $    0.59    $    1.16    $    1.23
                                                    =========    =========    =========    =========

Diluted earnings per share                          $    0.58    $    0.54    $    1.06    $    1.12
                                                    =========    =========    =========    =========

Weighted average shares outstanding - basic            18,299       18,225       18,231       18,307
Weighted average shares outstanding - diluted          20,038       20,000       20,046       20,109



              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                      SPECIALTY EQUIPMENT COMPANIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                     January 31,   July 31,
                                                       1999          1999
                                                     ---------    ---------
ASSETS                                                           (unaudited)
Current assets:
  Cash and cash equivalents                          $   6,814    $  11,725
  Accounts receivable, net                              76,283       79,297
  Inventories                                           65,535       63,040
  Deferred tax assets, net                              20,410       20,410
  Other current assets                                   4,704        5,064
                                                     ---------    ---------
        Total current assets                           173,746      179,536
Property, plant and equipment, net                      40,954       43,591
Restricted cash equivalents                               --          2,282
Goodwill                                                15,281       15,081
Other intangibles, net                                   6,398        6,322
Other assets                                               366          361
                                                     ---------    ---------
        Total assets                                 $ 236,745    $ 247,173
                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt             $    --      $     324
  Accounts payable                                      31,723       27,663
  Accrued liabilities                                   70,220       75,562
  Accrued income taxes                                   4,621       17,984
                                                     ---------    ---------
        Total current liabilities                      106,564      121,533

Long-term debt, excluding current installments         128,515      123,364
Other non-current liabilities                            1,590        1,772

Stockholders' equity:
  Common stock                                             184          193
  Additional paid-in capital                            62,968       63,213
  Accumulated deficit                                  (50,440)     (57,786)
  Accumulated other comprehensive income                (2,637)      (3,311)
  Treasury stock, at cost                               (9,999)      (1,805)
                                                     ---------    ---------
        Total stockholders' equity                          76          504
                                                     ---------    ---------
        Total liabilities and stockholders' equity   $ 236,745    $ 247,173
                                                     =========    =========



              The accompanying notes are an integral part of these
                       unaudited consolidated statements.

                      SPECIALTY EQUIPMENT COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                           Six months ended
                                                                July 31,
                                                            1998        1999
                                                          --------    --------
Cash flows from operating activities:                         (unaudited)
Net earnings                                              $ 21,180    $ 22,534
Items not affecting cash:
  Depreciation                                               2,457       2,843
  Amortization                                                 605         425
  Utilization of net operating loss carryforward               546         546
Changes in current assets and liabilities:
  Accounts receivable                                      (23,937)     (3,014)
  Inventories                                                  209       2,495
  Other current assets                                         295        (360)
  Accounts payable and other current liabilities,
    excluding current installments of long-term debt        18,672      14,645
                                                          --------    --------
        Net cash flows provided by operating activities     20,027      40,114
Cash flows from investing activities:
  Additions to property, plant and equipment                (3,897)     (5,480)
  Cash equivalents restricted for capital additions            444      (2,282)
                                                          --------    --------
        Net cash used in investing activities               (3,453)     (7,762)
Cash flows from financing activities:
  Proceeds from long-term debt                                 301       5,200
  Repayments of long-term debt                                --       (10,027)
  Financing expenditures                                      --          (130)
  Proceeds from exercise of stock options & warrants           577       3,950
  Options withheld for taxes                                (1,878)     (4,242)
  Acquisition of treasury stock                             (2,754)    (21,687)
                                                          --------    --------
        Net cash used in financing activities               (3,754)    (26,936)
                                                          --------    --------
Other, net                                                    (178)       (505)
                                                          --------    --------
Net increase in cash                                        12,642       4,911
Cash:
  Beginning of period                                       39,947       6,814
                                                          --------    --------
  End of period                                           $ 52,589    $ 11,725
                                                          ========    ========
Cash paid for interest and income taxes:
  Interest, net                                           $  8,810    $  4,105
                                                          ========    ========
  Income taxes                                            $  6,680    $  1,084
                                                          ========    ========



              The accompanying notes are an integral part of these
                       unaudited consolidated statements.

                       SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

         These consolidated financial statements should be read with the consolidated financial statements and the notes thereto for the fiscal year ended January 31, 1999 included in the Specialty Equipment Companies, Inc. (the "Company" or "Specialty") Annual Report on Form 10-K filed with the Securities and Exchange Commission ("Commission") on April 13, 1999.

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended July 31, 1998 and 1999,
(b) the financial position at July 31, 1999 and (c) the statements of cash flows for the six month periods ended July 31, 1998 and 1999, have been made. The financial results for the three and six months ended July 31, 1999 are not necessarily indicative of the financial results for the entire 2000 fiscal year. Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

         Net earnings per share is computed based on the weighted average number of basic and diluted common shares outstanding during the period.

         During the quarter ended April 30, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements, and requires a total for comprehensive income to be provided in condensed financial statements of interim periods. Comprehensive income includes all changes in stockholders' equity during the period except those resulting from investments by owners and distributions to owners. Comprehensive earnings for the three and six month periods ended July 31, 1998 and 1999 consisted of the following:


                                              Three months ended      Three months ended
                                                  July 31,                July 31,
                                              1998          1999        1998         1999
                                            ---------    ---------    ---------    -------
Net earnings                                $  11,702    $  10,700    $  21,180    $  22,534
Other comprehensive earnings (loss):
  Foreign currency translation adjustment        (253)         (64)        (120)        (673)
                                            ---------    ---------    ---------    ---------
Comprehensive earnings                      $  11,449    $  10,636    $  21,060    $  21,861
                                            =========    =========    =========    =========


2. Accounts Receivable

         Accounts receivable at the following dates consisted of the following:


                                       January 31,     July 31,
                                         1999           1999
                                       ----------      -------
Accounts receivable                     $80,188        $83,181
Less: allowance for doubtful accounts     3,905          3,884
                                        -------        -------
              Total                     $76,283        $79,297
                                        =======        =======


                       SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Inventories

         Inventories at the following dates consisted of the following:


                                     January 31,    July 31,
                                        1999         1999
                                     -----------    -------
Raw materials                         $31,361       $30,562
Work-in-process                         8,764         7,984
Finished goods                         25,410        24,494
                                      -------       -------
                                       65,535        63,040
Less: excess of FIFO cost over LIFO      --            --
                                      -------       -------
              Total                   $65,535       $63,040
                                      =======       =======


The Company uses the LIFO method of valuing inventories. LIFO, compared to FIFO, had a de minimis effect on the cost of sales for the three and six month periods ended July 31, 1998 and 1999.

4. Intangibles and Goodwill:


                                                 January 31,   July 31,
                                                    1999         1999
                                                 --------      -------
Goodwill                                          $15,843      $15,843
Less: accumulated amortization                        562          762
                                                  -------      -------
            Net goodwill                           15,281       15,081
                                                  =======      =======

          Intangibles consist of the following:
Patents                                           $   991      $   991
Other intangibles                                  53,166       53,316
Deferred pension costs                              1,915        1,915
                                                  -------      -------
                                                   56,072       56,222
Less: accumulated amortization                     49,674       49,900
                                                  -------      -------
            Net intangibles                       $ 6,398      $ 6,322
                                                  =======      =======


 Other intangibles primarily include deferred financing fees, engineering drawings, distribution networks and skilled workforce.

5.  Income Taxes

         At January 31, 1999, the Company had a net deferred tax asset of $29.0 million less a valuation allowance of $8.6 million. The Company has approximately $10.5 million in NOL carry forwards. However, a number of issues regarding the treatment of certain changes in ownership of the Company pursuant to certain provisions of the Internal Revenue Code of 1986, as amended ("IRC"), may arise which, if determined adversely, could limit the amount and/or use of the NOL carry forwards. The NOL carry forwards are available through fiscal 2008.

                       SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


6.  Long-Term Debt

         Long-term debt at the following dates consisted of the following:


                                                    January 31,  July 31,
                                                       1999       1999
                                                     --------   --------
Revolving line of credit                             $120,000   $110,000
Industrial project revenue bonds due 2009 and 2014      4,365      9,565
Other long-term debt                                    4,150      4,123
                                                     --------   --------
                                                      128,515    123,688
Less: current installments                               --          324
                                                     --------   --------
              Total long-term debt                   $128,515   $123,364
                                                     ========   ========



         Under the revolving credit facility, the Company had $82.5 million available for additional borrowings.

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

Litigation

         Specialty was a defendant along with other defendants in an action filed on July 20, 1995 entitled "Thermodyne Food Service Products, Inc. and AFTEC, Inc. v. McDonald's Corporation, et al." in the United States District Court, Northern District of Illinois, Eastern Division (the "Thermodyne Action"). Plaintiffs alleged that Specialty and other defendants misappropriated trade secrets in connection with the Company's development of an oven for McDonald's and OSI Industries, Inc. ("OSI"). As a result of a ruling on a motion to dismiss, all the claims against Specialty other than the trade secret claim were dismissed. The case was settled by the terms of a confidential settlement agreement dated May 28, 1997 pursuant to which one of the defendants agreed to make a settlement payment in a confidential amount. Although Specialty is not required under the terms of this settlement agreement to pay any damages or make any settlement payments, it is possible that the codefendant that did make a settlement payment will seek a contribution from Specialty. On or about November 13, 1998, defendants in an action entitled "McDonald's Corporation v. American Motorists Insurance Co." No. 97L0014, pending in the Circuit Court of DuPage County Illinois, sought leave to file a third party complaint asserting contingent subrogation rights against the Company, and other defendants from the AFTEC litigation referred to above. The court denied that motion. On or about March 5, 1999, St. Paul Surplus Lines Ins. Co., American Motorists Insurance Co., Century Indemnity Co., Indemnity Insurance Co. of North America and Federal Insurance Co. (collectively "Carriers") filed an action in the Circuit Court of DuPage County, Illinois, No. 99 MR 0071 against the Company, and the other defendants in the Thermodyne Action (except for McDonald's). Carriers allege that they are subrogated to contribution claims McDonald's may have against the Company arising from the Thermodyne Action. Count I purports to state a claim for contribution under 740 ILCS 100/0.01 et. seq. for the Company's alleged misappropriation of trade secrets, and prays for judgment "in an amount equal to the relative degree of fault

                       SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

found attributable to the defendants in the Thermodyne Action." Count II purports to allege contribution claims arising from OSI's alleged tortious interference with the contract and seeks the same relief sought in Count I. Counts III and IV are not brought against the Company. The complaint was dismissed with prejudice on June 17, 1999. Plaintiffs have moved for reconsideration but their motion has not yet been ruled upon. Specialty has not established a reserve in its financial statements relating to this matter.

         Specialty and certain of its current and former directors are named as defendants in an action filed by Virginia A. Noerr, who claims to own shares of the Company's common stock. The action "Noerr v. Greenwood et al.," C.A. No. 14320, is pending in the Court of Chancery for the State of Delaware in and for New Castle County, Delaware. Plaintiff purports to bring this action both as a class action on behalf of all stockholders of record on April 2, 1993 and derivatively for the benefit of the Company. Plaintiff's complaint, which has twice been amended, asserts that (i) the defendants breached their fiduciary duties to the Company by soliciting stockholder approval of the Company's Executive Long-Term Incentive Plan and Non-Employee Directors Long-Term Incentive Plan by means of a misleading proxy statement and (ii) the Board breached its fiduciary duty in approving such option plans. The complaint seeks an order declaring the stockholder approval of those option plans void, canceling the options granted thereunder, enjoining the directors from exercising any such options, imposing a constructive trust for the benefit of Specialty upon any profits the individual named defendants may have made through exercise of their options, requiring an accounting in connection therewith, and awarding unspecified damages plus plaintiff's attorneys' fees and expenses in an unspecified amount. The most recent amended complaint was filed after the court granted in part the defendants' joint motion to dismiss the complaint, striking certain non-disclosure claims; the court's order, however, denied the remainder of defendants' motion to dismiss. Specialty and the individual defendants believe that the allegations made in the complaint as amended are without merit and are factually incorrect and Specialty intends to contest these allegations vigorously. The individual defendants have each made demand upon Specialty for indemnification with respect to this action. Management believes that if Specialty were liable to the individual defendants for indemnification, the uninsured portion of such liability would not be material to it.

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

         Specialty received notice of potential environmental actions from (i) the South Carolina Department of Health and Environmental Control ("SCDHEC") and the EPA with respect to drums of hazardous waste materials disposed of in South Carolina, (ii) the SCDHEC with respect to the clean up of the Unisphere Hazardous Waste Site in Spartanburg County, South Carolina, and (iii) the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection ("NDEP"), which issued a finding of alleged violation and order relating to alleged soil and ground water contamination. With respect to the SCDHEC matter discussed in (i) above, management is unable to determine the existence or amount of its potential liabilities because no formal proceedings have been commenced and no notifications have been received regarding this matter since December 1992. We

                       SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

have reason to believe that this site will be the subject of no further action by the EPA. With respect to the SCDHEC matter discussed in (ii) above, management is unable to determine the existence or amount of its potential liability, if any, because Beverage-Air used the site before Specialty acquired Beverage-Air. With respect to the NDEP matter discussed in (iii) above, Specialty has spent approximately $331,000 to conduct tests and to implement a remediation program, but given the pendency of the Specialty's appeal and its uncertain outcome, management cannot estimate what, if any, additional expenditures might be required, though they are not expected to materially affect the financial position or results of operations of the Company.

Routine Matters

         In addition, Specialty is routinely involved in other litigation, including environmental matters, incidental to its business. Such routine claims are being vigorously contested and management does not believe that the outcome of such litigation will have a material adverse effect upon the financial condition of the Company.

Letters of Credit

         As of July 31, 1999, the Company had letters of credit outstanding totaling $12.9 million, which guarantee various business activities, including $9.8 million of letters of credit which guarantee the Industrial Project Revenue Bonds (see note 6 above).

8.  Stock Option Plan and Stock Warrants

         On May 6, 1993 the stockholders approved long-term incentive plans for both non-employee directors and employees. Pursuant to the Non-Employee Directors Long-Term Incentive Plan ("Director Plan") each non-employee director was granted an option to purchase 175,241 shares of the Company's common stock at a price of $1.00 per share (which was not less than management's determination of the fair market value of the underlying shares on the date of grant). The aggregate grants under the Director Plan totaled 876,205 shares. The options under the Director Plan all vested and became exercisable on May 6, 1995, as on such date all of the conditions to vesting were satisfied. All options awarded pursuant to the Director Plan expire on May 6, 2000. On May 27, 1999, at the Company's annual stockholders' meeting, stockholders approved an amendment to the Director Plan which, among other things, allows certain transfers of options pursuant to the plan that were not previously permitted.

         The Executive Long-Term Incentive Plan, as amended, ("Employee Plan") allows for the issue of a total of 5,004,814 shares of the Company's common stock. A total of 1,008,750 options may still be granted under the Employee Plan (after considering the amendment to the Employee Plan discussed below). All of the options granted are at an exercise price which was not less than management's determination of the fair market value of the underlying shares at the respective dates of grant. On May 27, 1999, at the Company's annual stockholders' meeting, stockholders approved an amended and restated Employee Plan which, among other things, authorized the issuance of up to an additional one million option awards.

         The following sets forth information with respect to options issued and outstanding:

                                                                                        Average option        Range of
                                                                       Shares          price per share     Option Prices
                                                                       ---------       ---------------     -------------
Options outstanding at January 31, 1999                                1,960,932          $ 4.47           $1.00-23.25
Options exercised                                                       (422,160)           3.46            1.00-10.25
Options withheld for taxes                                              (132,240)           1.24            1.00-10.25
                                                                      ---------           ------           -----------
Options outstanding at April 30, 1999 (1,276,532 exercisable)          1,406,532          $ 5.08           $1.00-23.25
Options exercised                                                        (20,600)           1.00                  1.00
Options withheld for taxes                                                (9,400)           1.00                  1.00
                                                                      ----------          ------           -----------
Options outstanding at July 31, 1999 (1,246,532 exercisable)           1,376,532          $ 5.08           $1.00-23.25
                                                                      ==========          ======           ===========



         Options withheld for taxes are options which are withheld by the Company, upon exercise by the grantee, to satisfy the grantee's withholding tax liability. The options withheld cannot be reissued.

         A non-employee director exercised stock warrants on July 30, 1999 to purchase 1,143,996 shares of Common Stock for a total exercise price of $2.3 million.

9. Earnings Per Share

         The Company presents basic and diluted earnings per share. Basic earnings excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the equity. Basic and diluted earnings per share do not include securities in instances where they would be antidilutive.

         The following table provides a reconciliation of the weighted average shares outstanding used in calculating basic and diluted earnings per share:

                                           Three months ended   Six months ended
                                                July 31,            July 31,
                                              1998     1999      1998      1999
                                             ------   ------    ------    ------
Weighted average shares outstanding-basic    18,299   18,225    18,231    18,307
Assumed execise of stock options
 and stock warrant                            1,739    1,775     1,815     1,802
                                             ------   ------    ------    ------
Weighted average shares outstanding-diluted  20,038   20,000    20,046    20,109
                                             ======   ======    ======    ======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF THE OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three and Six Month Periods Ended July 31, 1999 (Fiscal 2000) Compared to Three and Six Month Periods Ended July 31, 1998 (Fiscal 1999).

Revenue. Revenue for the three months ended July 31, 1999 decreased 7.8% to $129.2 million compared with $140.1 million for the comparable period in fiscal 1999. Revenue for the six months ended July 31, 1999 increased 0.3% to $268.7 million compared with $267.8 million for the comparable period in fiscal 1999.The revenue decrease for the three months ended July 31, 1999 was primarily attributable to lower sales of refrigerated equipment to the beverage market of about $15.5 million compared with the same period in the prior fiscal year. For the first six months of fiscal 2000, revenue from sales of products for use outside the United States was 27.5% of revenue as compared with 29.6% for the same period in fiscal 1999. The decrease is attributable to lower sales of refrigerated equipment to the beverage market.

Gross Margin. Gross margin for the three months ended July 31, 1999 decreased 9.5% to $40.9 million, compared with $45.1 million for the comparable period in fiscal 1999. As a percent of revenue, gross margin decreased from 32.2% of revenue for the three month period ended July 31, 1998 to 31.6% of revenue in the three month period ended July 31, 1999. Gross margin for the six months ended July 31, 1999 decreased 0.1% to $84.6 million, compared with the comparable period in fiscal 1999. As a percent of revenue, gross margin decreased from 31.6% of revenue for the six month period ended July 31, 1998 to 31.5% of revenue in the six month period ended July 31, 1999. The decrease in gross margin percentage for the three month period ended July 31, 1999 was principally a result of fixed expenses being spread over a smaller sales base.

Selling, General, Administrative & Other Expenses. Selling, general, administrative & other ("SG&A") expense for the three months ended July 31, 1999 decreased 6.0% to $21.4 million. As a percent of revenue, SG&A was 16.5% for the three months ended July 31, 1999 compared to 16.2% for the same period in fiscal 1999. SG&A expense for the six months ended July 31, 1999 increased 1.9% to $44.1 million. As a percent of revenue, SG&A was 16.4% for the six months ended July 31, 1999 compared to 16.1% for the comparable period in fiscal 1999. The increase in SG&A expense as a percentage of sales reflects, in part, higher research and development expense.

Interest Expense. Interest expense for the three months ended July 31, 1999 decreased 50.3% to $2.0 million compared with the same period in fiscal 1999. Interest expense for the six months ended July 31, 1999 decreased 52.4% to $3.9 million compared with the same period in fiscal 1999. The reduction in interest expense resulted from a lower cost of borrowing due to the December 1, 1998 refinancing of the business.

         The following table sets forth selected operating data as a percentage of Company net revenue:


                                                     Three months ended       Six months ended
                                                         July 31,                   July 31,
                                                     1998 (%)  1999 (%)       1998 (%) 1999 (%)
                                                     -------   -------        -------  -------
Beverage-Air                                           46.1     41.7           46.3     45.2
Taylor                                                 34.5     36.8           34.3     34.5
Wells/Bloomfield                                        9.9     11.2           10.6     10.7
Specialty Equipment International                       6.7      7.0            6.1      6.9
World Dryer                                             2.8      3.3            2.7      2.7
                                                      -----    -----          -----    -----
  Net revenue                                         100.0    100.0          100.0    100.0
Gross margin                                           32.2     31.6           31.6     31.5
Selling, general, administrative & other expenses      16.2     16.5           16.1     16.4
                                                      -----    -----          -----    -----
  Earnings from operations                             16.0     15.1           15.5     15.1
Interest expense, net                                  (2.9)    (1.6)          (3.0)    (1.4)
Income taxes                                           (4.8)    (5.2)          (4.6)    (5.3)
Minority interest                                        --       --             --       --
                                                      -----    -----          -----    -----
  Net earnings                                          8.3      8.3            7.9      8.4
                                                      =====    =====          =====    =====


Liquidity and Capital Resources

         Net cash flows provided by operations were $40.1 million for the six months ended July 31, 1999 compared with $20.0 million for the six months ended July 31, 1998. The increase is primarily the result of an decrease in working capital, primarily related to inventories, accounts payable and accrued liabilities, and higher net earnings. See -- "Results of Operations -- Revenue."

         Net cash used in investing activities amounted to $7.8 million for the six months ended July 31, 1999 compared with $3.5 million for the six months ended July 31, 1998. Through the first six months of fiscal 2000, total capital expenditures have been $5.5 million. The Company anticipates that capital expenditures for fiscal 2000 will be approximately $12.0 million. The Company's capital spending for the balance of fiscal 2000 is expected to be primarily related to the acquisition, installation, improvement and equipping of its Beverage-Air production facilities.

         On April 8, 1999 the Company announced a plan to purchase $30 million of its common stock (up to 1,000,000 shares) in the open market. For the six months ended July 31, 1999 the Company purchased 755,400 shares of its common stock at an average price of $28.66 per share.

         As of July 31, 1999, the Company had net working capital of $58.0 million. The Company's average operating working capital (defined as average monthly gross accounts receivable and net inventory less accounts payable) as a percentage of sales increased from 21% during fiscal year 1999 to 23% for the six months ended July 31, 1999. The Company's earnings from operations were sufficient to cover fixed charges for the three months ended July 31, 1999.

         As of July 31, 1999, the Company had borrowings of $110.0 million under the Revolving Credit Facility of its BA Bank Facility. In addition, it had outstanding letters of credit in the amount of $12.9 million, including $9.8 million of letters of credit which guarantee the Industrial Project Revenue Bonds (referenced in note 6 to the financial statements included as item 1 hereto). Under the Revolving Credit Facility, the Company had $82.5 million available for additional borrowings. In addition, the Company had cash and cash equivalents of $11.7 million as of July 31, 1999.

         The BA Bank Facility includes two financial covenants which Specialty was required to meet on July 31, 1999. The first financial covenant is a total funded debt to cash flow ratio for the twelve months ended July 31, 1999, which could not exceed 3.50:1.00. The second covenant is an interest coverage ratio which had to be at least 3.50:1.00. Specialty met each of these covenants as it reported a total funded debt to cash flow ratio for the twelve months ended July 31, 1999 of 1.53:1.00; and an interest coverage ratio for the twelve months ended July 31, 1999 of 7.58:1.00.

         On May 6, 1999 the Company incurred $5.4 million in letter of credit obligations. The letter of credit supports an issue of $5.2 million of Industrial Project Revenue Bonds to enable the Company to finance plant expansion, acquisition, installation, improvement and equipping of production facilities at its Beverage-Air location in Abbeville County, South Carolina.

         On July 30, 1999 a non-employee director of the Company exercised warrants to purchase 1,143,996 shares of the Company's common stock for a total exercise price of $2.3 million.

         Management believes that the BA Bank Facility and the other sources of capital described above, with internally generated funds, will be adequate to meet the Company's anticipated capital and cash requirements for at least the next twelve months, including debt service and corporate income taxes.

Impact of Inflation

         Management does not believe that inflation has had a material impact on the Company's operations during the first six months of fiscal 2000. Management believes that the Company may face increasing costs during the balance of the fiscal year as a result of inflation which the Company may not fully be able to offset with increased productivity or pass on to its customers due to competitive factors within the industry.

Year 2000

                  The information provided below constitutes "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act and is subject to the terms thereof. The following description of the Company's remediation process is meant for informational purposes and not as a form of covenant, representation or guarantee of any kind. In addition, many of the Company's Year 2000-related efforts are dependent on third parties that are effectively beyond the Company's control.

                  The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. These programs treat years as occurring between 1900 and the end of 1999 and do not self-convert to reflect the upcoming change of the century. If not corrected, applications could fail or create erroneous results by or at the Year 2000.

         In 1996, we began our efforts to make Specialty Year 2000 compliant. This program encompasses information systems, manufacturing equipment, facilities systems, our products and the readiness of our suppliers, distributors and customers. Management believes Specialty to be substantially Year 2000 compliant as of July 31, 1999.

         We have tested and analyzed our products to determine exposure to contingencies related to the Year 2000. This analysis revealed that our products raise limited Year 2000 issues, and that such issues should be able to be addressed without a material impact upon Specialty and its operating results.

         We have substantially completed our analysis of our information systems and the process of converting our information systems. As of July 31, 1999, the Year 2000 conversion project of our information systems is more than 95% complete, with all of our critical systems at our principal locations now operating under Year 2000 compliant software. Similarly, we have reviewed the Year 2000 status of our machinery and equipment and have implemented the necessary system changes.

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

Safe Harbor for Forward-Looking Statements Under the Securities Litigation Reform Act of 1995

         Except for historical information contained herein, this Quarterly Report to Stockholders contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated and discussed herein. These factors include: general economic conditions and their impact on the growth of the quick service restaurant and soft drink bottler industries, the Company's dependence on its major customer and key management personnel, the effects of competition, the demands relating to further overseas expansion, the significance of the Company's outstanding indebtedness and other factors detailed elsewhere from time to time in the Company's filings with the Commission.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Company's market risk during the first six months ended July 31, 1999. For additional information on market risk, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section of the Company's Annual Report on Form 10-K dated January 31, 1999.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         See note 7 of "Notes to Unaudited Consolidated Financial Statements" included in Part I. Item 1. of this Form 10-Q.

Item 4.  Submissions of Matters to a Vote of Security Holders

         On May 27, 1999, at the Company's Annual Meeting of Stockholders, stockholders voted to approve the following proposals:

         1. The election of Mssrs. Avram A. Glazer, Charles E. Hutchinson and Richard A. Kent to the board of directors for a three-year term ("Proposal No. 1").

         2. The adoption of the Specialty Equipment Companies, Inc. Amended and Restated Executive Long-Term Incentive Plan which resulted in the following principal changes:
                  a. An increase in the aggregate number of shares of Common Stock available for grants under the plan by one million shares (from 4,004,814 to 5,004,814);
                  b. Awards made under the amended and restated plan (but not outstanding awards) will vest in four equal annual installments;
                  c. Awards granted under the amended and restated plan or the previously existing plan are transferable to certain family members and certain trusts and partnerships for the benefit of family members; and
                  d. Awards made under the amended and restated plan (but not outstanding awards or incentive stock options) may have terms of up to fifteen years, and such awards (other than incentive stock options) may have termination dates as late as ten years after vesting ("Proposal No. 2").

         3. The amendment to the Specialty Equipment Companies, Inc. Non-Employee Director Long-Term Incentive Plan which among other more technical revisions:
                  a. Made options granted pursuant to the plan transferable to certain revocable trusts, family members and certain trusts and partnerships for the benefit of family members;
                  b. Permits the exercise price of such options to be paid by the tender of Common Stock held by the option holder for at least six months; and
                  c. Grants the Company's Board of Directors broader authority to administer the plan ("Proposal No. 3").

         The following table sets forth, for each of the above proposals, the number of votes cast for, against and withheld, as well as the number of abstentions and broker non-votes with respect to such proposal. The total shares eligible to vote were 18,463,337 and the total votes cast were 15,283,665.


                                             Votes              Votes                    Broker
                         Votes For          Against           Withheld     Abstentions  Non-votes
                        -----------        ---------          ----------   -----------  ---------
Proposal No. 1
--------------
Avram A. Glazer         15,112,615                 0             171,050            0            0
Charles E. Hutchinson   15,112,365                 0             171,300            0            0
Richard A. Kent         15,112,715                 0             170,950            0            0

Proposal No. 2          12,726,328         1,446,485                   0       22,960    1,087,892
--------------

Proposal No. 3          15,087,646           174,609                   0       21,410            0
--------------


Item 6.  Exhibits and Reports on Form 8-K

         1.       Exhibits

                  27.1     Financial Data Schedule.

         2. Reports on Form 8-K.

            None.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Specialty Equipment Companies, Inc.
                                                       (Registrant)





Date:  September 14, 1999                     /s/ Jeffrey P. Rhodenbaugh
       ------------------                     ----------------------------------
                                              Jeffrey P. Rhodenbaugh, Chief
                                              Executive Officer (Principal
                                              Executive Officer)






Date:  September 14, 1999                     /s/ Donald K. McKay
       ------------------                     ----------------------------------
                                              Donald K. McKay, Chief Financial
                                              Officer (Principal Financial
                                              and Accounting Officer)

Exhibit Index

   Exhibit
      No.                Description
   ------                -----------

     27.1         Financial data schedule.