Form 10-Q
period 1999-10-31
SPECIALTY EQUIPMENT COMPANIES INC
filed 1999-12-15
CIK 814013

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                 For the quarterly period ended October 31, 1999
                                       or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

For the transition period from ______________________ to ______________________

Commission File Number:   0-22798
                       ----------

                       SPECIALTY EQUIPMENT COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                   36-333759
     --------------------------------------------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

         1245 Corporate Blvd., Suite 401, Aurora, IL           60504
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                               Outstanding at December 10, 1999
-----------------------------                  --------------------------------
Common Stock, $0.01 par value                         19,186,254 shares





                                                The exhibit index is on page 17.

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS




                       SPECIALTY EQUIPMENT COMPANIES, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     Three months ended       Nine months ended
                                                         October 31,             October 31,
                                                      1998         1999        1998         1999
                                                      ----         ----        ----         ----
                                                         (unaudited)              (unaudited)
Net revenue                                        $ 120,512    $ 117,054   $ 388,323    $ 385,752
Cost of sales                                         83,251       81,063     266,441      265,207
                                                   ---------    ---------   ---------    ---------
  Gross margin                                        37,261       35,991     121,882      120,545
Selling, general and administrative expenses          20,238       20,966      63,461       65,031
                                                   ---------    ---------   ---------    ---------
Earnings from operations                              17,023       15,025      58,421       55,514
Interest expense, net                                  3,567        1,911      11,687        5,778
                                                   ---------    ---------   ---------    ---------
Earnings from operations before income
  taxes and minority interest                         13,456       13,114      46,734       49,736
Income taxes                                           4,815        5,033      16,880       19,068
Minority interest                                         24           11          57           64
                                                   ---------    ---------   ---------    ---------
Net earnings before extraordinary item                 8,617        8,070      29,797       30,604
Extraordinary item                                    (1,374)         -        (1,374)         -
                                                   ---------    ---------   ---------    ---------
Net earnings                                       $   7,243    $   8,070   $  28,423    $  30,604
                                                   =========    =========   =========    =========


Basic earnings per share:
Net earnings per share before extraordinary item   $    0.47    $    0.42   $    1.64    $    1.64
Extraordinary item                                     (0.07)         -         (0.07)         -
                                                   ---------    ---------   ---------    ---------
Basic earnings per share                           $    0.40    $    0.42   $    1.57    $    1.64
                                                   =========    =========   =========    =========


Diluted earnings per share:
Net earnings per share before extraordinary item   $    0.43    $    0.41   $    1.48    $    1.52
Extraordinary item                                     (0.07)         -         (0.07)         -
                                                   ---------    ---------   ---------    ---------
Diluted earnings per share                         $    0.36    $    0.41   $    1.41    $    1.52
                                                   =========    =========   =========    =========


Weighted average shares outstanding - basic           18,255       19,237      18,132       18,627
Weighted average shares outstanding - diluted         20,027       19,797      20,094       20,180


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       SPECIALTY EQUIPMENT COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           January 31,     October 31,
                                                              1999            1999
                                                              ----            ----
                                                                           (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                 $   6,814      $   8,239
  Accounts receivable, net                                     76,283         76,502
  Inventories                                                  65,535         63,728
  Deferred tax assets, net                                     20,410         20,410
  Other current assets                                          4,704          4,883
                                                            ---------      ---------
             Total current assets                             173,746        173,762
Property, plant and equipment, net                             40,954         49,300
Restricted cash equivalents                                         -          1,499
Goodwill                                                       15,281         29,599
Other intangibles, net                                          6,398         12,304
Other assets                                                      366            291
                                                            ---------      ---------
             Total assets                                   $ 236,745      $ 266,755
                                                            =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt                    $       -      $     176
  Accounts payable                                             31,723         27,750
  Accrued liabilities                                          70,220         80,190
  Accrued income taxes                                          4,621         15,436
                                                            ---------      ---------
             Total current liabilities                        106,564        123,552

Long-term debt, excluding current installments                128,515        137,525
Other non-current liabilities                                   1,590          1,738

Stockholders' equity:
  Common stock                                                    184            192
  Additional paid-in capital                                   62,968         62,008
  Accumulated deficit                                         (50,440)       (51,770)
  Accumulated other comprehensive income                       (2,637)        (3,296)
  Treasury stock, at cost                                      (9,999)        (3,194)
                                                            ---------      ---------
             Total stockholders' equity                            76          3,940
                                                            ---------      ---------
             Total liabilities and stockholders' equity     $ 236,745      $ 266,755
                                                            =========      =========

  The accompanying notes are an integral part of these unaudited consolidated statements.

                      SPECIALTY EQUIPMENT COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      Nine months ended
                                                                         October 31,
                                                                     1998          1999
                                                                     ----          ----
                                                                         (unaudited)
Cash flows from operating activities:
Net earnings                                                       $ 28,423      $ 30,604
Items not affecting cash:
  Depreciation                                                        3,829         4,324
  Amortization                                                        1,300           665
  Utilization of net operating loss carryforwards                       819           819
Changes in current assets and liabilities (excluding
  effects of business acquired):
  Accounts receivable                                                (8,226)        3,220
  Inventories                                                          (806)        6,708
  Other current assets                                                  188          (228)
  Accounts payable and other current liabilities,
    excluding current installments of long-term debt                 19,774        12,357
                                                                   --------      --------
             Net cash provided by operating activities               45,301        58,469
Cash flows from investing activities:
  Additions to property, plant and equipment, net of disposals       (4,997)       (7,940)
  Cash equivalents restricted for capital additions                     629        (1,499)
  Businesses acquired                                                     -       (29,195)
                                                                   --------      --------
             Net cash used in investing activities                   (4,368)      (38,634)
Cash flows from financing activities:
  Proceeds from long-term debt                                            -         9,200
  Repayments of long-term debt                                      (31,275)          (14)
  Financing costs                                                         -          (130)
  Proceeds from exercise of stock options                               904         3,976
  Options withheld for taxes                                         (1,935)       (5,749)
  Acquisition of treasury stock                                      (3,385)      (25,129)
                                                                   --------      --------
             Net cash used in financing activities                  (35,691)      (17,846)
                                                                   --------      --------
Other, net                                                             (144)         (564)
                                                                   --------      --------
Net increase in cash and cash equivalents                             5,098         1,425
Cash and cash equivalents:
  Beginning of period                                                39,947         6,814
                                                                   --------      --------
  End of period                                                    $ 45,045      $  8,239
                                                                   ========      ========


Cash paid for interest and income taxes:
  Interest, net                                                    $ 12,379      $  5,868
                                                                   ========      ========
  Income taxes                                                     $ 13,904      $  7,452
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

          In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended October 31, 1998 and 1999, (b) the financial position at October 31, 1999 and (c) the statements of cash flows for the nine month periods ended October 31, 1998 and 1999, have been made. The financial results for the three and nine months ended October 31, 1999 are not necessarily indicative of the financial results for the entire 2000 fiscal year. Certain reclassifications have been made to the prior period consolidated financial statements to conform with the current period presentation.

         Net earnings per share is computed based on the weighted average number of basic and diluted common shares outstanding during the period.

         Comprehensive income includes all changes in stockholders' equity during the period except those resulting from investments by owners and distributions to owners. Comprehensive earnings for the three and nine month periods ended October 31, 1998 and 1999 consisted of the following:

                                            Three months ended      Nine months ended
                                                October 31,            October 31,
                                              1998       1999        1998        1999
                                              ----       ----        ----        ----
Net earnings                                $  7,243   $  8,070    $ 28,423    $ 30,604
Other comprehensive earnings (losses):
  Foreign currency translation adjustment        103       (420)        (15)     (1,094)
                                            --------   --------    --------    --------
Comprehensive earnings                      $  7,346   $  7,650    $ 28,408    $ 29,510
                                            ========   ========    ========    ========


2.  Accounts Receivable

         Accounts receivable consisted of the following:


                                                      January 31,  October 31,
                                                         1999         1999
                                                         ----         ----
Accounts receivable                                    $ 80,188     $ 80,359
Less: allowance for doubtful accounts                     3,905        3,857
                                                       --------     --------
             Total                                     $ 76,283     $ 76,502
                                                       ========     ========

                       SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.  Inventories

         Inventories consisted of the following:

                                                      January 31,  October 31,
                                                         1999         1999
                                                         ----         ----
Raw materials                                          $ 31,361     $ 31,322
Work-in-process                                           8,764        8,744
Finished goods                                           25,410       23,662
                                                       --------     --------
             Total                                     $ 65,535     $ 63,728
                                                       ========     ========

         The Company values domestic inventories at the lower of last-in, first-out ("LIFO") cost or market. LIFO, compared to FIFO, had a de minimis effect on the cost of sales for the three and nine month periods ended October 31, 1998 and 1999.

4.  Intangibles and Goodwill:


                                                      January 31,  October 31,
                                                         1999         1999
                                                         ----         ----
  Goodwill                                             $ 15,843     $ 30,491
  Less: accumulated amortization                            562          892
                                                       --------     --------
             Net goodwill                              $ 15,281     $ 29,599
                                                       ========     ========



            Intangibles consist of the following:
  Patents                                              $    991     $  1,516
  Other intangibles                                      53,166       58,879
  Deferred pension costs                                  1,915        1,915
                                                       --------     --------
                                                         56,072       62,310
  Less: accumulated amortization                         49,674       50,006
                                                       --------     --------
             Net intangibles                           $  6,398     $ 12,304
                                                       ========     ========


         Other intangibles primarily include deferred financing fees, engineering drawings, distribution networks and skilled workforce.

5.  Income Taxes

         At January 31, 1999, the Company had a net deferred tax asset of $29.0 million less a valuation allowance of $8.6 million. Based on the Company's performance in fiscal 2000, we expect to reduce this valuation allowance at January 31, 2000. The Company has approximately $10.5 million in net operating loss ("NOL") carry forwards. However, a number of issues regarding the treatment of certain changes in ownership of the Company pursuant to certain provisions of the Internal Revenue Code of 1986, as amended ("IRC"), may arise which, if determined adversely, could limit the amount and/or use of the NOL carry forwards. The NOL carry forwards are available through fiscal 2008.

                       SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


6.  Long-Term Debt

         Long-term debt consisted of the following:

                                                        January 31,  October 31,
                                                           1999         1999
                                                           ----         ----
Revolving line of credit                                 $120,000     $124,000
Industrial project revenue bonds due 2009 and 2014          4,365        9,565
Other long-term debt                                        4,150        4,136
                                                         --------     --------
                                                          128,515      137,701
Less: current installments                                      -          176
                                                         --------     --------
             Total long-term debt                        $128,515     $137,525
                                                         ========     ========


         Under the revolving credit facility, the Company had $68.8 million available for additional borrowings.

7.  Commitments and Contingent Liabilities

         The Company is involved in litigation and claims incidental to its business. The ultimate outcome of these matters cannot presently be determined because of the uncertainties inherent in litigation. However, such claims are being vigorously contested and management believes that there is only a remote chance of a loss occurring and that the ultimate outcome of the loss contingencies relating to such litigation and claims will not have, individually or in the aggregate, a material adverse impact upon the financial condition or results of operations of the Company.

The following is a summary of the more significant litigation and claims.

Litigation

         The Company was a defendant along with other defendants in an action filed on July 20, 1995 entitled "Thermodyne Food Service Products, Inc. and AFTEC, Inc. v. McDonald's Corporation, et al." which was transferred to the United States District Court, Northern District of Illinois, Eastern Division (the "Thermodyne Action"). Plaintiffs alleged that Specialty and other defendants misappropriated trade secrets in connection with the Company's development of an oven for McDonald's and OSI Industries, Inc. ("OSI"). As a result of a ruling on a motion to dismiss, all the claims against Specialty other than the trade secret claim were dismissed. The case was settled by the terms of a confidential settlement agreement dated May 28, 1997 pursuant to which one of the defendants agreed to make a settlement payment in a confidential amount. Although Specialty is not required under the terms of this settlement agreement to pay any damages or make any settlement payments, it is possible that the codefendant that did make a settlement payment will seek a contribution from Specialty. On or about November 13, 1998, defendants in an action entitled "McDonald's Corporation v. American Motorists Insurance Co." No. 97L0014, pending in the Circuit Court of DuPage County Illinois, sought leave to file a third party complaint asserting contingent subrogation rights against the Company, and other defendants from the Thermodyne Action referred to above. The court denied that motion. On or about March 5, 1999, St. Paul Surplus Lines Ins. Co., American Motorists Insurance Co., Century Indemnity Co., Indemnity Insurance Co of North America and Federal Insurance Co. (collectively "Carriers") filed an action in the Circuit Court of DuPage County, Illinois, No. 99 MR 0071 against the Company, and the other defendants in the Thermodyne Action (except for McDonald's). Carriers allege that they are subrogated to contribution claims McDonald's may have against the Company arising from the Thermodyne Action. Count I purports to state a claim for contribution under 740 ILCS 100/0.01 et. Seq. for the

                       SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Company's alleged misappropriation of trade secrets, and prays for judgment "in an amount equal to the relative degree of fault Found attributable to the defendants in the Thermodyne Action." Count II purports to allege contribution claims arising from OSI's alleged tortious interference with the contract and seeks the same relief sought in Count I. Counts III and IV are not brought against the Company. The complaint was dismissed with prejudice on June 17, 1999. Plaintiffs time to appeal has not yet begun to run. Management believes that there is only a remote chance of a loss occurring and, accordingly, believes that the Company will not suffer a material loss related to this action. Specialty has not established a reserve in its consolidated financial statements relating to this matter.

     Specialty and certain of its current and former directors are named as defendants in an action filed by Virginia A. Noerr, who claims to own shares of the Company's common stock. The action "Noerr v. Greenwood et al.," C.A. No. 14320, is pending in the Court of Chancery for the State of Delaware in and for New Castle County, Delaware. Plaintiff purports to bring this action both as a class action on behalf of all stockholders of record on April 2, 1993 and derivatively for the benefit of the Company. Plaintiff's complaint, which has twice been amended, asserts that (i) the defendants breached their fiduciary duties to the Company by soliciting stockholder approval of the Company's Executive Long-Term Incentive Plan and Non-Employee Directors Long-Term Incentive Plan by means of a misleading proxy statement and (ii) the Board breached its fiduciary duty in approving such option plans. The complaint seeks an order declaring the stockholder approval of those option plans void, canceling the options granted thereunder, enjoining the directors from exercising any such options, imposing a constructive trust for the benefit of Specialty upon any profits the individual named defendants may have made through exercise of their options, requiring an accounting in connection therewith, and awarding unspecified damages plus plaintiff's attorneys' fees and expenses in an unspecified amount. The most recent amended complaint was filed after the court granted in part the defendants' joint motion to dismiss the complaint, striking certain non-disclosure claims; the court's order, however, denied the remainder of defendants' motion to dismiss. Specialty and the individual defendants believe that the allegations made in the complaint as amended are without merit and are factually incorrect and Specialty intends to contest these allegations vigorously. The individual defendants have each made demand upon Specialty for indemnification with respect to this action. Management believes that if Specialty were liable to the individual defendants for indemnification, the uninsured portion of such liability would not be material.

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

                       SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         Specialty received notice of potential environmental actions from the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection ("NDEP"), which issued a finding of alleged violation and order relating to alleged soil and ground water contamination. Specialty has spent approximately $331,000 to conduct tests and to implement a remediation program, but given the pendency of Specialty's appeal and its uncertain outcome, management cannot estimate what, if any, additional expenditures might be required, though they are not expected to materially affect the financial position or results of operations of the Company.

Routine Matters

     In addition, Specialty is routinely involved in other litigation, including environmental matters, incidental to its business. Such routine claims are being vigorously contested and management does not believe that the outcome of such litigation will have a material adverse effect upon the financial condition of the Company.

Letters of Credit

         As of October 31, 1999, the Company had letters of credit outstanding totaling $12.6 million, which guarantee various business activities, including $9.8 million of letters of credit which guarantee the Industrial Project Revenue Bonds (see note 6 above).

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

         The Executive Long-Term Incentive Plan, as amended ("Employee Plan"), allows for the issue of a total of 5,004,814 shares of the Company's common stock. A total of 559,750 options may still be granted under the Employee Plan (after considering the amendment to the Employee Plan discussed below). All of the options granted are at an exercise price which was not less than management's determination of the fair market value of the underlying shares at the respective dates of grant. On May 27, 1999, at the Company's annual stockholders' meeting, stockholders approved an amended and restated Employee Plan which, among other things, authorized the issuance of up to an additional one million option awards. On October 23, 1999 additional amendments were made to the employee plan which generally increases the vesting period for future option grants.

         The following sets forth information with respect to options issued and outstanding:

                                                                                 Average option      Range of
                                                                       Shares    price per share   Option Prices
                                                                       ------    ---------------   -------------
Options outstanding at
  January 31, 1999 (1,730,932 exercisable)                           1,960,932      $    4.47       $1.00-23.25
Options exercised                                                     (422,160)          3.46        1.00-10.25
Options withheld for taxes                                            (132,240)          1.24        1.00-10.25
                                                                     ---------      ---------       -----------
Options outstanding at April 30, 1999 (1,276,532 exercisable)        1,406,532           5.08        1.00-23.25
Options exercised                                                      (20,600)          1.00              1.00
Options withheld for taxes                                              (9,400)          1.00              1.00
                                                                     ---------      ---------       -----------
Options outstanding at July 31, 1999 (1,246,532 exercisable)         1,376,532           5.08        1.00-23.25
Options issued                                                         449,000          21.38             21.38
Options exercised                                                      (84,571)          1.00              1.00
Options withheld for taxes                                             (67,429)          1.00              1.00
                                                                     ---------      ---------       -----------
Options outstanding at
  October 31, 1999 (1,054,532 exercisable)                           1,673,532      $   11.86       $1.00-23.25
                                                                     =========      =========       ===========


Options withheld for taxes are options which are withheld by the Company, upon exercise by the grantee, to satisfy the grantee's withholding tax liability. The options withheld cannot be reissued.

         A non-employee director exercised stock warrants on July 30, 1999 to purchase 1,143,996 shares of Common Stock for a total exercise price of $2.3 million.

9.  Earnings Per Share

         The Company presents basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the equity. Basic and diluted earnings per share do not include securities in instances where they would be antidilutive.

         The following table provides a reconciliation of the weighted average shares outstanding used in calculating basic and diluted earnings per share.


                                                 Three Months Ended     Nine Months Ended
                                                     October 31,           October 31,
                                                   1998       1999       1998       1999
                                                   ----       ----       ----       ----
Weighted average shares outstanding-basic         18,255     19,237     18,132     18,627
Assumed exercise of stock options
   and stock warrant                               1,772        560      1,962      1,553
                                                  ------     ------     ------     ------
Weighted average shares outstanding-diluted       20,027     19,797     20,094     20,180
                                                  ======     ======     ======     ======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF THE OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three and Nine Month Periods Ended October 31, 1999 (Fiscal 2000) Compared to Three and Nine Month Periods Ended October 31, 1998 (Fiscal 1999).

Revenue. Revenue for the three months ended October 31, 1999 decreased 2.9% to $117.1 million compared with $120.5 million for the comparable period in fiscal 1999. Revenue for the nine months ended October 31, 1999 decreased 0.7% to $385.8 million compared with $388.3 million for the comparable period in fiscal 1999. The revenue decrease for both periods was attributable to lower sales of Beverage-Air refrigeration equipment to the soft drink beverage market which resulted in part from non-recurring international sales in the prior year and the levelling off of soft drink bottler market demand from historic highs last year. Sales to the soft drink bottler market declined $13.0 million and $21.7 million, for the three and nine month periods, respectively. Excluding sales to the soft drink beverage market and $2.2 million of sales for both periods by Carter-Hoffmann, which was acquired as of September 30, 1999, sales would have increased by approximately 9% for the quarter and 6% for the nine month period ended October 31, 1999 compared to the comparable periods in fiscal 1999. All of the Company's other global brands reported sales increases. For the third quarter, sales of products for use outside the U.S. decreased 9.4% from the prior year period, due to decreased sales of equipment to the beverage market. For the first nine months of fiscal 2000, revenue from sales of products for use outside the United States was 27.2% of revenue as compared with 29.3% for the same period in fiscal 1999.

Gross Margin. Gross margin for the three months ended October 31, 1999 decreased 3.4% to $36.0 million, compared with $37.3 million for the comparable period in fiscal 1999. As a percent of revenue, gross margin decreased from 30.9% of revenue for the three month period ended October 31, 1998 to 30.7% of revenue in the three month period ended October 31, 1999. Gross margin for the nine months ended October 31, 1999 decreased 1.1% to $120.5 million, compared with $121.9 million for the comparable period in fiscal 1999. As a percent of revenue, gross margin decreased from 31.4% of revenue for the nine month period ended October 31, 1998 to 31.2% of revenue in the nine month period ended October 31, 1999. The decrease in gross margin as a percent of sales of 0.2% for the three and nine month periods ended October 31, 1999 was principally the result of fixed expenses being spread over a smaller sales base and manufacturing variances resulting from producing at lower volumes in order to reduce inventories of the Company's Beverage-Air brand.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expense for the three months ended October 31, 1999 increased 3.6% to $21.0 million. As a percent of revenue, SG&A was 17.9% for the three months ended October 31, 1999 compared to 16.8% for the same period in fiscal 1999. SG&A expenses for the nine months ended October 31, 1999 increased 2.5% to $65.0 million. As a percent of revenue, SG&A was 16.8% for the nine months ended October 31, 1999 compared to 16.4% for the comparable period in fiscal 1999. The higher expenses reflect the addition of Carter-Hoffmann, higher medical insurance experience and increased research and development expenses. The addition of Carter-Hoffmann resulted in an increase of $0.5 million for both the quarter and year-to-date periods and the higher insurance expenses accounted for $0.2 million in both periods. Research and development expenses were approximately $0.7 million higher for the quarter and $1.3 million higher for the nine month period ended October 31, 1999 than the prior year periods.

Interest Expense. Interest expense for the three months ended October 31, 1999 decreased 46.4% to $1.9 million compared with the same period in fiscal 1999. Interest expense for the nine months ended October 31, 1999 decreased 50.6% to $5.8 million compared with the same period in fiscal 1998. The Company acquired $31.4 million of its outstanding senior subordinated notes in September 1998. The Company redeemed the remainder of the outstanding notes on December 1, 1998. The lower interest expense resulted principally from refinancing the Company's 11-3/8% senior subordinated notes at December 1, 1998.

         The following table sets forth selected operating data as a percentage of Company net revenue:


                                                Three months ended     Nine months ended
                                                    October 31,           October 31,
                                                1998 (%)   1999 (%)   1998 (%)   1999 (%)
                                                --------   --------   --------   --------
Beverage-Air                                        48.4       39.1       47.0       43.3
Taylor                                              29.8       35.4       32.9       34.8
Wells/Bloomfield                                    12.2       13.1       11.1       11.4
Specialty Equipment International (Gamko)            6.6        6.9        6.2        6.9
Carter-Hoffmann                                      -          1.9        -          0.6
World Dryer                                          3.0        3.6        2.8        3.0
                                                --------   --------   --------   --------
  Net revenue                                      100.0      100.0      100.0      100.0
Gross margin                                        30.9       30.7       31.4       31.2
Selling, general and administrative expenses        16.8       17.9       16.4       16.8
                                                --------   --------   --------   --------
  Earnings from operations                          14.1       12.8       15.0       14.4
Interest expense, net                               (3.0)      (1.6)      (3.0)      (1.5)
Income taxes                                        (3.9)      (4.3)      (4.3)      (4.9)
Minority interest                                    -          -          -         (0.1)
                                                --------   --------   --------   --------
  Net earnings before extraordinary item             7.2        6.9        7.7        7.9
                                                ========   ========   ========   ========

Liquidity and Capital Resources

         Net cash flows provided by operations were $58.5 million for the nine months ended October 31, 1999 compared with $45.3 million for the nine months ended October 31, 1998. The increase is primarily the result of a decrease in accounts receivable and inventory compared to the prior year. See -- "Results of Operations -- Revenue."

         Net cash used in investing activities amounted to $38.6 million for the nine months ended October 31, 1999 compared with $4.4 million for the nine months ended October 31, 1998. The current year includes $29.2 million principally related to the acquisition of Carter-Hoffmann. Carter-Hoffmann's product line of foodservice equipment includes holding cabinets, transport equipment and rethermalizing equipment for a variety of hot and cold foods. Management believes that Carter-Hoffmann's market and technology are a good strategic fit with its six other brands and provides marketing synergies with the Wells brand.

         Through the first nine months of fiscal 1999, total capital expenditures have been $8.0 million. The Company anticipates that capital expenditures for fiscal 1999 will be approximately $11.0 million. The Company's capital spending for the balance of fiscal 2000 is expected to be primarily related to the acquisition, installation, improvement and equipping of its Beverage-Air and Taylor production facilities.

         On April 8, 1999 the Company announced a plan to purchase 1 million shares of its common stock (up to $30 million) in the open market. For the nine months ended October 31, 1999 the Company purchased 897,800 shares of its common stock at an average price of $27.99 per share.

         As of October 31, 1999, the Company had net working capital of $50.2 million. The Company's average operating working capital (defined as average monthly gross accounts receivable and net inventory less accounts payable) as a percentage of sales increased from 21% during fiscal year 1999 to 23% for the nine months ended October 31, 1999. The Company's earnings from operations were sufficient to cover fixed charges for the three months ended October 31, 1999.

         As of October 31, 1999, the Company had borrowings of $124.0 million under the Revolving Credit Facility of its BA Bank Facility. In addition, it had outstanding letters of credit in the amount of $12.6 million, including $9.8 million of letters of credit which guarantee the Industrial Project Revenue Bonds (referenced in note 6 to the consolidated financial statements included as item 1 hereto). Under the Revolving Credit Facility, the Company had $68.8 million available for additional borrowings. In addition, the Company had cash and cash equivalents of $8.2 million as of October 31, 1999.

         The BA Bank Facility includes two financial covenants which Specialty was required to meet on October 31, 1999. The first financial covenant is a total funded debt to cash flow ratio for the twelve months ended October 31, 1999, which could not exceed 3.50:1.00. The second covenant is an interest coverage ratio which had to be at least 3.50:1.00. Specialty met each of these covenants as it reported a total funded debt to cash flow ratio for the twelve months ended October 31, 1999 of 1.83:1.00; and an interest coverage ratio for the twelve months ended October 31, 1999 of 8.67:1.00.

         On May 6, 1999 the Company incurred $5.4 million in letter of credit obligations. The letter of credit supports an issue of $5.2 million of Industrial Project Revenue Bonds to enable the Company to finance plant expansion, acquisition, installation, improvement and equipping of production facilities at its Beverage-Air location in Abbeville County, South Carolina. The total letters of credit supporting Beverage-Air's two industrial revenue bonds is $9.8 million as noted above.

         On July 31, 1999 a non-employee director of the Company exercised warrants to purchase 1,143,996 shares of the Company's common stock for a total exercise price of $2.3 million.

         Management believes that the BA Bank Facility and the other sources of capital described above, with internally generated funds, will be adequate to meet the Company's anticipated capital and cash requirements for at least the next twelve months, including debt service and corporate income taxes.

Impact of Inflation

         Management does not believe that inflation has had a material impact on the Company's operations during the first nine months of fiscal 2000. Management believes that the Company may face increasing costs during the balance of the fiscal year as a result of inflation which the Company may not fully be able to offset with increased productivity or pass on to its customers due to competitive factors within the industry.

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

         In 1996, we began our efforts to make Specialty Year 2000 compliant. This program encompassed information systems, manufacturing equipment, facilities systems, our products and the readiness of our suppliers, distributors and customers. Management believes Specialty to be substantially Year 2000 compliant as of October 31, 1999.

         We have tested and analyzed our products to determine exposure to contingencies related to the Year 2000. This analysis revealed that our products raise limited Year 2000 issues, and that such issues should be able to be addressed without a material impact upon Specialty and its operating results.

         The Company has seven principal locations where we have significant business information technology systems. At those principal locations all of the significant business information technology systems have been assessed, remedied, tested and found to be Year 2000 compliant. We have not missed any significant Year 2000 deadlines and we have not experienced any significant Year 2000 mishaps. Similarly, we have reviewed the Year 2000 status of our machinery and equipment and have implemented the necessary system changes.

         Management believes that Specialty's greatest exposure regarding the Year 2000 issue is associated with the ability of its principal vendors, suppliers, distributors and customers to become Year 2000 compliant. In response to this concern, management continues to survey and monitor the Year 2000-compliance status of Specialty's major vendors, suppliers, distributors and customers, both domestically and internationally. In general, most of our principal vendors, suppliers, distributors and customers assure us that they will be Year 2000 compliant. We recognize that the results of this assessment cannot be conclusive, and therefore, we can make no assurance that these third parties will become Year 2000 compliant.

         As part of its Year 2000 compliance program the Company has monitored, through the press and other public information, the Year 2000 compliance efforts relating to the provision of basic infrastructure services (such as power, transportation and communication) and related matters. For the United States, Canada, the Netherlands, Germany, the United Kingdom and France, which are the sites of the Company's principal operations, based upon these third party sources, the Company does not believe it will experience any material disruption in its operations as a result of Year 2000 issues with the infrastructure of these countries. However, there can be no assurance that no such interruptions will occur.

         Accordingly, we developed contingency plans in 1999. Our contingency plans include the following: initial verification of operating functionality on January 1, 2000, uninteruptable power supply and backup power supply, standby heating sources for facilities, facility management inspection on January 1, 2000, increases in inventory stock on hand, where necessary, and staffing of customer service departments on January 1, 2000. Management believes, however, if a significant number of key third party relationships do not promptly become Year 2000 compliant, their non-compliance could have a material adverse effect on Specialty's financial position or results of operations. The exact magnitude of any of these effects is not currently estimable.

         Through January 31, 1999 the Company had spent approximately $867,000 on its Year 2000 project. It anticipates that the costs to complete the project are approximately $187,000.

Euro Currency

         Specialty derived approximately 15% of its revenue in fiscal 1999 from its operations in Western Europe. Historically, transactions in Western Europe have been denominated primarily in U.S. currency, however transactions by our Gamko subsidiary are denominated in a variety of European currencies.

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

Current and Pending Accounting Changes

         Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivatives and for hedging activities. As issued, SFAS No. 133 was effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, effectively deferring the date of required adoption of SFAS No. 133 to fiscal quarters beginning after June 15, 2000. The Company is required to comply with SFAS No. 133 in fiscal year 2001 and estimates its adoption will not have a material effect on the consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         There have been no material changes in the Company's market risk during the first nine months ended October 31, 1999. For additional information on market risk, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section of the Company's Annual Report on Form 10-K for the year ended January 31, 1999.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         See note 7 of "Notes to Unaudited Consolidated Financial Statements" included in Part I. Item 1. of this Form 10-Q.

Item 4.  Submissions of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of stockholders for the quarter ended October 31, 1999.

Item 6.  Exhibits and Reports on Form 8-K

     1.  Exhibits

         10.1 First Amendment to the Specialty Equipment Companies, Inc. Amended and Restated Executive Long-Term Incentive Plan, dated October 23, 1999

         27.1     Financial Data Schedule

     2.  Reports on Form 8-K.

         None.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Specialty Equipment Companies, Inc.
                                                 (Registrant)





Date: December 14, 1999        /s/ Jeffrey P. Rhodenbaugh
     -------------------       --------------------------
                               Jeffrey P. Rhodenbaugh, Chief Executive Officer
                               (Principal Executive Officer)






Date: December 14, 1999        /s/ Donald K. McKay
     -------------------       -------------------
                               Donald K. McKay, Chief Financial Officer
                               (Principal Financial and Accounting Officer)

Exhibit Index

   Exhibit
      No.                  Description
   -------                 -----------

     10.1           First Amendment to the Specialty Equipment Companies, Inc.
                    Amended and Restated Executive Long-Term Incentive Plan, dated October 23, 1999

     27.1           Financial Data Schedule