Form 10-K405
period 2000-01-31
SPECIALTY EQUIPMENT COMPANIES INC
filed 2000-04-24
CIK 814013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2000
                                    OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 0-22798

SPECIALTY EQUIPMENT COMPANIES, INC. (Exact Name of Registrant as Specified in its Charter)
DELAWARE
(State or other jurisdiction of incorporation or organization)
36-3337593
(I.R.S. Employer Identification No.)

1245 CORPORATE BOULEVARD, SUITE 401, AURORA, ILLINOIS         60504
(Address of principal executive offices)                      (Zip Code)
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:           (630) 585-5111
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS        NAME OF EACH EXCHANGE ON WHICH REGISTERED:
Common Stock               New York Stock Exchange
(par value $.01 per share)

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

Aggregate market value at March 31, 2000 of the voting stock held by non-affiliates of the Registrant - $216,958,390 (based on a closing price of $20.75 per share on that date as reported on the New York Stock Exchange). (The Registrant has assumed that all directors, executive officers and holders of 40% or more of the shares of Common Stock are affiliates for the purposes of this calculation.)

As of March 31, 2000, 19,246,334 shares of the Common Stock, $.01 par value, of the Registrant were outstanding.

Documents Incorporated By Reference:

A portion of the Company's Proxy Statement relating to its 2000 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. YES X    NO
              ---      ---

PART I

ITEM 1. BUSINESS

GENERAL

Specialty Equipment Companies, Inc. ("Specialty" or "Company") is a manufacturer of a diversified line of highly engineered commercial and institutional hot and cold foodservice equipment. Our products are used by customers in the foodservice and beverage equipment market segment and include a variety of national restaurant chains, other commercial restaurants, convenience store chains, specialty chains, soft drink bottlers, hotels, brewers, roasters, office coffee contractors and institutional foodservice operators. We emphasize the engineering and development of specially designed, state-of-the-art foodservice equipment, and sell a wide array of standardized foodservice equipment and related products. We service our customers through a broad-based global distribution and service network.

Specialty's domestic operations, and some of its foreign operations are conducted by Specialty Equipment Manufacturing Corporation ("Specialty Mfg."), a wholly owned subsidiary. Specialty Equipment International (through its wholly owned subsidiary, Gamko Holding, B.V.) conducts a substantial portion of Specialty's foreign operations. Carter-Hoffmann is a wholly-owned subsidiary of Specialty Equipment Companies, Inc.

We generally market our products through one of eight global brands. These global brands are:

o Beverage-Air;
o Carter-Hoffmann;
o Gamko;
o Coolpart;
o Taylor;
o Wells;
o Bloomfield; and
o World Dryer

Each of these brands has been prominent in its specific market niche for many years. For example, Wells produced its first waffle baker in 1920. Taylor provided its first ice cream freezer to a restaurant in 1926 and has been providing shake machines to McDonald's since the 1970's. Beverage-Air started making refrigerated cabinets in 1944, and Bloomfield introduced its first coffee service products in the 1950's. World Dryer started selling warm air hand dryers in 1951 and Gamko produced its first cooler in 1965. Carter-Hoffmann developed the first heated banquet cart in 1947.

GLOBAL BRANDS

Beverage-Air
The Beverage-Air brand is one of the two leading worldwide brands (in sales) of commercial refrigeration equipment for the soft drink bottling market. We are also one of several leading manufacturers (in sales) of such equipment for the foodservice market. Beverage Air brand products include vertical and horizontal reach-in merchandising coolers, freezers, refrigerators, pizza and food preparation units, school milk coolers, self-contained beer dispensing units, delicatessen and floral display cases. Beverage-Air brand products include models marketed under the Beverage-Air(R), Breeze(R), Marketeer(R) and Maxi-Marketeer(R) names.

Specialty acquired Beverage-Air in November 1986 to broaden Specialty's product offerings to the national restaurant and convenience store chains. Specialty's management believed that Beverage-Air's product lines and engineering capabilities were well suited to support development of customized refrigeration products for the major chains. Since we acquired Beverage-Air, we have been successful in growing the sales of Beverage-Air products in this market niche.

In the foodservice niche, Beverage-Air generates revenue principally through sales to quick service and full service restaurants, hotel kitchens, supermarkets and convenience stores, with distribution to this market through independent dealers and distributors. Beverage-Air's major product lines in this market niche include stainless steel refrigerators and freezers, traditional and curved Euro styled delicatessen display cases, pizza and food preparation tables, refrigerated and frozen food display cases and beer dispensing equipment. Beverage-Air's foodservice products are serviced primarily through independent service organizations.

In the soft drink bottling market, we market our Beverage-Air products to bottlers around the world, that purchase the coolers for placement in retail outlets such as supermarkets, convenience stores, kiosks and special venues. Most of our bottler customers are affiliated with major soft drink companies, such as Coca-Cola and Pepsi Cola. We have worked with the bottlers to customize these coolers to meet their marketing needs. For example, we have designed several unique point-of-purchase soft drink merchandisers, including cabinets or refrigerators designed for use in the express check-out lanes of supermarkets, a line of curved-front vertical merchandisers (Maxi-Marketeers), Easy Access horizontal check out cooler and the Contour Cooler(TM) for the international bottler market. In 1998, we began to market, under the Beverage-Air global brand name, The Breeze(TM), the industry's first self-contained open air-curtain merchandiser with product pulldown capability. The Breeze(TM) provides a base model for a future new product family for Beverage-Air.

We have an active product development team that focuses exclusively on the Beverage-Air brand. In addition to research and development activities focused on domestic and international sales, resources are dedicated to product development activities related to design, performance and agency approvals specifically for international markets, since these are markets targeted by our major customers. Beverage-Air has advanced its product testing capabilities and has successfully completed the Underwriter Laboratories ("UL") client test data criterion. Because of these capabilities we can respond more quickly to the equipment development needs of our key Beverage-Air brand accounts.

Beverage-Air focuses on its integrated marketing and quick response product development capabilities to meet changing customer and industry requirements. This approach allows us to add and expand core product lines and meet unique customer applications. Not only do we believe that this quick redesign effort will help us increase sales in the short term, but it will also strengthen our relationship with our domestic customers. We also believe that this capability has been an asset that has helped us grow our existing customers in key emerging markets.

We manufacture Beverage-Air products at three facilities. Our Spartanburg, South Carolina facility primarily manufactures merchandising equipment for the foodservice and soft drink bottler markets. Our Honea Path, South Carolina and Brookville, Pennsylvania facilities, manufacture refrigeration products primarily for the foodservice market. This manufacturing arrangement, with each facility being equipped to meet specified needs, has improved lead times and increased our ability to obtain large domestic and international orders for Beverage-Air brand products. It also provides greater flexibility in responding to product roll-outs since any product can be manufactured in any or all three of our plants.

Carter-Hoffmann
We acquired Carter-Hoffmann in September 1999. Founded in 1947, Carter-Hoffmann designs, manufacturers, and markets equipment for holding, transporting, rethermalizing and serving food. Globally, we serve are hotel banquet operations and chain restaurants. Domestically, we serve institutions including schools, correctional facilities and hospitals.

The Carter-Hoffman name is recognized worldwide through long-standing relationships with major hotel and restaurant chains. Hotel banquet operations employ heated and refrigerated "Carters" to deliver their guests' meals at safe and appetizing temperatures. Carters, and a wide range of other banquet support equipment, are also used in many of the largest resorts, convention centers, sports stadiums and clubs. Carter-Hoffmann's brand strength in this market gives us the opportunity to grow through product innovation, as well as internationally as the hospitality industry continues to look beyond U.S. borders for expansion. Some of the top chain restaurants have increased their speed of service and improved food safety with our precise humidity controlled heated holding products. Labor shortages and increased competition between chains has created a greater need for kitchen efficiency, including the holding of food, which is why we see this as an area for continued growth. High-profile equipment roll-outs with major chains have earned Carter-Hoffmann the reputation as a problem solver because we can apply custom solutions to operational challenges. Some of the products generated from this process have included heated bun holding cabinets, high-volume nacho chip warmers, and high-performance plate heaters.

Carter-Hoffmann also enjoys a strong presence in domestic institutional markets. School and correctional users benefit from our understanding of the stringent equipment requirements for transporting hot bulk food and meals on trays. In addition to durable, reliable food carts, we have also built a reputation for leading-edge technology in these areas with a variety of rethermalization cabinets that heat food fast, consistently and safely. Labor shortages and rising costs associated with school foodservice are driving a trend toward centralized food production. Since meal rethermalization (the warming of pre-cooked food to serving temperature) is an integral step in this process, we see it as a growth opportunity. In addition to these core products, heated holding cabinets, racks and cafeteria serving lines complete our product offerings. Finally, we are also one of the suppliers of tray delivery carts and tray make-up equipment for the healthcare industry. Carter-Hoffmann products are marketed through independent foodservice equipment dealers and distributors. The specification writers, primarily foodservice consultants, also play a major role in our business, as do the users of our products.

Carter-Hoffmann has invested in building a competent and flexible infrastructure to support our marketing efforts. Traditional research and development techniques, as well as a growing knowledge base of food testing from our in-house test kitchen and from the field, are employed to meet the needs of our customers. New concepts are turned into equipment solutions through a comprehensive, fast track product development process that uses 3D computer assisted design ("CAD"), a fully equipped prototyping shop, and a UL certified electrical lab with an environmental test chamber. Both small and large scale production runs are handled efficiently through a state-of-the-art facility that includes automated CNC/DNC fabrication, manufacturing cells and a skilled and dedicated workforce. We can also offer 24-hour service, seven days a week, with experienced technicians in over 100 markets. On-going training, advanced trouble-shooting techniques, and a commitment to total quality management help ensure that each Carter-Hoffman customer has the best experience possible.

Taylor
Taylor will be celebrating its 75th anniversary in fiscal 2001. Taylor designs and manufactures foodservice equipment in both the "cold" and "hot" food preparation and holding categories. Taylor's product line includes soft serve ice cream, frozen yogurt, shake, batch ice cream, frozen beverage dispensing equipment, gas/electric grills, counter-top convection ovens and infrared ovens. Taylor also produces specialized equipment to meet particular needs through the cultivation of long-term relationships with key customers. Current projects under development include a hot beverage dispenser and a refrigerated milk/creamer dispenser. The research and development team continues the development of the freezer of the future project, currently performing in-depth testing to validate reliability and performance.

Taylor`s primary market is the commercial and non-commercial part of the foodservice industry. The principal customer base for Taylor equipment includes quick service restaurants (i.e., McDonald's and Burger King), specialty shops (i.e., Dunkin Donuts and TCBY ), full service restaurants (i.e., Chili's and Red Lobster), convenience stores (i.e., Dairy Mart and E-Z Serve) and others. In the non-commercial arena, Taylor equipment can be found in schools, hospitals, airports and stadiums. Taylor equipment is sold domestically and internationally for new installations as well as for remodeling and retrofitting of existing store layouts (primarily driven by new menu concepts) and the replacement of older equipment.

Taylor has built a factory supported worldwide service network to provide personalized service at the local level. The Taylor distributor network assures timely delivery and installation of equipment, warranty service and preventative maintenance, as well as on-site training for owners and operators. Responsible for all equipment within their territories, every distributor maintains their own warehouse, equipment and parts inventory, and fleet of service trucks with qualified, factory-authorized/certified service technicians. They also provide product recipes, point-of-sale materials and financing. These distributors enable Taylor to provide a comprehensive warranty and service contract program for the entire equipment line.

To insure that Taylor provided customers with the highest quality service, they embarked on an initiative, entitled Service 2000. An advanced communication network was developed to track service performance and to provide a benchmark for measuring continuous improvement.

New product development begins with market research and input from restaurant and foodservice operators to establish specifications for equipment that will meet the evolving demand of today's consumer. In 1998, Taylor opened a 25,000 sq. ft. Technical/Developmental Center ("Center") as the cornerstone of continued emphasis on constantly improving both performance and simplified operation of Taylor equipment. The facility plays an important part in the development and testing of new technology and processes that will redefine the future of "cold" and "hot" food preparation equipment. In addition, the Center allows testing and monitoring of equipment in a controlled environment. Labs are designed to simulate restaurant conditions to perfect new equipment and ideas before they enter the marketplace. All Specialty Equipment companies use this Center to expand their relationships with key customers, to anticipate changing market needs and to help expand their own individual brands and market share.

The Center also includes state-of-the-art classrooms to train more than 1,500 service technicians annually, in regularly scheduled classes. Translation capabilities simplify communication requirements in effective multilingual training. It also provides an environment in which to host customers, partners, suppliers, alliances, distributors and employees from around the world.

Ongoing investment in the most advanced manufacturing equipment and processes continues at the 339,000 sq. ft. facility in Rockton, Illinois. A continued dedication to the concept of cell manufacturing allows Taylor to produce quality products with greater speed, flexibility and efficiency at lower inventory levels. Dedicated freezer and grill fabrication cells permit Taylor to more effectively build and test equipment to respond efficiently to customer demand for reliability and quality standards. Dedicated employees, with an average of more than 14 years experience, combined with modern assembly practices remain the hallmark of every Taylor manufactured product.

In 1996, Taylor became ISO 9001 registered. To maintain that status, rigid international standards and documentation is constantly audited by an outside third party. As a part of this process, internal reviews are conducted to validate and identify areas for continuous improvement to assure that the highest quality standards of our customers are met.

Taylor's leadership role is founded on the strength of their core competencies. These include medium and low temperature refrigeration systems, thermal heat transfer design, electronic micro-processor controls and proprietary software, a worldwide distributor network in over 125 countries, and key customer partnerships that provide the ability to respond to a changing marketplace.

Gamko/Coolpart
Gamko is a leading manufacturer of commercial refrigeration equipment in The Netherlands. Gamko products are sold under the Euro-Line(TM), Eco-Line(TM), Party-

Cooler(TM) and Maxi Glass(TM) line names. Gamko global brand offerings include modular and traditionally designed beverage and bottle display coolers, dispensing and keg coolers, and food display and waste disposal coolers.

We acquired Gamko in August 1997 to broaden Specialty's manufacturing and marketing efforts in Europe. We felt that this global expansion would help us meet the demands resulting from the rapid expansion of the global quick service restaurant chains and soft drink beverage companies. In addition, the acquisition affords Specialty entry into the global brewery refrigeration and beer dispensing equipment market, which is Gamko's core business. We believe that Gamko's product lines and engineering capabilities are well suited to support the development of customized refrigeration products for major customers. Gamko has also been successful with application engineering concepts that we think will drive product development in the future.

The Coolpart brand, a unit of Gamko, is dedicated to brewery customers. This business is separate in sales and manufacturing and is solely focused on customized solutions to beer dispensing, cooling and monitoring systems for pubs and bars. Coolpart's approach is to sell directly to its brewery partners around the world, and provide the necessary after sales service demanded by its customers. Coolpart and Gamko work hand-in-hand in assuring opportunities are leveraged in all markets to ensure each maximizes the other's strength.

In the brewery market, we principally sell our Coolpart products to brewers around the world, although mostly to brewers affiliated with the major international breweries. Gamko customers purchase the equipment for placement in supermarkets, restaurants, bars, taverns and special venues. We have worked with the brewers to customize these coolers to meet their marketing needs. In the soft drink bottler market, Gamko has products suited for the marketing programs of the major soft drink companies. We believe that we can use the strength of the Beverage-Air global brand to expand Gamko's merchandiser equipment line. In the foodservice market, Gamko generates revenue principally through sales to distributors. Gamko's major product lines in this sector include food display, food preparation coolers and catering equipment for the restaurant and catering industry. It has also designed a unique waste disposal cooler for use in hotels, restaurants and butcher shops. The waste disposal cooler inhibits the development of bacteria and odors in these applications. Gamko's foodservice products are serviced primarily through independent service organizations.

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

Wells
Wells was founded in 1920 and has been producing electric cooking products for more than 75 years. Under the Wells brand name, we design, manufacture and market a broad line of warming and cooking equipment. The Wells product line consists of electric counter top and built-in appliances (including fryers, griddles, food warmers, toasters, hot plates, waffle bakers, convection ovens and broilers). The company also sells high capacity free-standing frying and cooking systems which employ self-contained ventilator and fire suppressant equipment.

We market our Wells products principally through independent foodservice equipment dealers and distributors. Besides restaurant chains, supermarkets and convenience store outlets, ultimate users of Wells equipment include independent restaurants, recreation outlets, hotels, schools and hospitals. Recently we introduced a refrigerated built-in buffet unit under the Wells name, which will complement the Wells modular warmer line, to provide a full line of products to support foodservice consultants and specifiers. We have also developed larger, specialized Wells products for major restaurant chains, including food preparation cooking centers with integrated ventilation hoods for non-traditional points-of-service.

Wells products are manufactured at our Verdi, Nevada facility. In order to attain additional economies of scale, we also use the Verdi, Nevada facility to manufacture our Bloomfield brand products.

Bloomfield
Under the Bloomfield global brand name, we design, manufacture and market a coffee and tea beverage equipment product line that includes brewers, glass coffee decanters, insulated beverage dispensers and related accessories. In 1997 we introduced Bloomfield's Electronic Brew Control ("EBC(TM)") coffee equipment. EBC(TM) has the capability of providing a consistent quality of brewing results, with less operator attention and training. More recently we introduced the E-Max(TM) family of decanters, airpot and thermal brewers with programmable electronics to complement the well established EBC equipment. In addition, we have designed and developed Satellite Brewing Systems, Multi-Brewers and Docking Stations, which we believe will enhance the competitive position of Bloomfield products with the quick service restaurant chains.

We sell the Bloomfield product line directly to office coffee service customers and independent coffee roasters, and through independent foodservice equipment dealers and distributors. Ultimate users of the Bloomfield equipment include major restaurants, hotels, convenience stores and offices.

Consistent with our customized product development and marketing strategy, we are committed to designing specialized coffee and tea brewing equipment to meet the needs of the major national and global chains. As a result of this commitment, a number of our Bloomfield products are purchased on a regular basis by the major chains and their franchisees.

World Dryer
Founded in 1948, World Dryer is the global leader of the electric warm air hand dryer industry. The company designs, manufactures and markets it product lines for application in public washrooms. An ISO 9002 company, the World Dryer brand is synonymous with quality, high performance and durable products. Our flagship product, the World Dryer Model A cast iron hand dryer, has become the industry standard.

Well-positioned to supply the international growth of major U.S. chain accounts, World Dryer has distribution partnerships in over 80 countries. The most visible evidence of World Dryer's success is the installation of World Dryer products in many major national quick service restaurants and the high percentage of World Dryer hand dryers found in public and private school systems.

The primary benefit of installing warm air hand dryers is the cost savings realized versus the use of paper towels. Over the last decade, the Company has identified two major developments in the market; environmental concerns and sanitation challenges. In response, the Company developed a complete series of touchless hand dryers and accessories to improve sanitation and reduce waste. World Dryer has also developed marketing campaigns to increase consumer awareness of the positive environmental impact achieved by using World Dryer products.

World Dryer has designed a line of hand sanitation systems to address the critical issues of food safety in the hospitality and healthcare industries. The automatic hand washstation is a touchless, multi-functional unit that dispenses soap, water and warm air or paper. The washstation features monitoring and warning functions to assist in compliance with state and federal health codes.

Management's commitment to protect and enhance World Dryer's market position by strongly focusing on cost savings, environmental benefits and key sanitation issues is a major factor in the company's future growth.

ORGANIZATIONAL AND FINANCIAL HISTORY
Specialty was incorporated under the laws of the state of Delaware in 1984. We acquired each of our currently active operations (other than the Beverage-Air, Carter-Hoffmann, Gamko and Coolpart operations) in January 1985 from Beatrice Companies, Inc. We completed an initial public offering in 1987 and were acquired by SPE Acquisition, Inc. ("SPE") in a management-leveraged buy-out in 1988. Specialty was reorganized pursuant to a Chapter 11 plan of reorganization ("POR"), in which SPE was merged into it, on March 31, 1992. On December 1, 1993, our Common Stock began trading on the Nasdaq National Market. On December 29, 1998, our Common Stock became listed on the New York Stock Exchange.

Specialty acquired Beverage-Air from Gerlach Industries, Inc. in November 1986. In August 1997, the Company acquired Gamko Holding, B.V. based in The Netherlands. The Coolpart brand was launched to expand Gamko's focus on the brewery industry with an expanded product line and specialized sales focus on beer dispensing. On January 31, 1998, pursuant to a Plan of Internal Restructuring, approved by the Company's stockholders at the Annual Meeting of Stockholders held on April 30, 1997, the Company organized Specialty Mfg., a wholly owned subsidiary of the Company. As part of the formation of Specialty Mfg., the Company contributed substantially all of its operating assets, other than its intellectual property, stock in its other subsidiaries and certain other rights, to Specialty Mfg., which assumed substantially all of the Company's liabilities. In 1998, the Company organized Specialty Equipment International ("SEI"), a wholly owned subsidiary of Specialty Equipment Companies, Inc. and Gamko became a wholly owned subsidiary of SEI. In September 1999 we acquired the assets of Carter-Hoffmann. Carter-Hoffmann was organized as a wholly-owned subsidiary of Specialty.

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

INDUSTRY OVERVIEW
We generally treat the commercial foodservice equipment industry as being two market segments, commercial and institutional, divided into four key customer categories: full service restaurants, quick service restaurants, retail outlets, such as supermarkets and convenience stores, and public and private institutions (schools, hospitals, hotels, corrections facilities and other governmental facilities). In supermarkets and convenience stores, we focus primarily on the equipment used in foodservice preparation with selected application in soft drink merchandising. The Company primarily serves customers in the quick service restaurant and retail outlet categories.

The foodservice market, and particularly the chain restaurants and retail outlet categories, has grown at a fairly stable rate since 1992. This growth has come in response to both population growth and other demographic changes, principally the emergence of families with multiple wage earners, causing greater demand for convenience in food and beverage preparation and consumption. In response to these population and demographic changes, chain restaurants have accelerated their domestic and international unit expansion, particularly in the quick service restaurant market. These changes have also intensified competition in these categories. Simultaneously with the growth of the chain restaurants, the major soft drink beverage companies have accelerated domestic and international placement of their products. The net result, according to published industry sources, is that domestic sales of foodservice equipment increased 3.1% to $7.07 billion in 1999 and are projected to grow by an additional 6.2% in 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Growth in the foodservice equipment market results primarily from new store openings, replacement of equipment, store unit remodeling upgrade programs and purchases of equipment to support new food and beverage menu items. We think that the domestic growth in new stores for many of these chains has slowed, but that the previously opened stores have entered remodeling and equipment replacement phases. We also believe that the competition resulting from slower growth in the domestic foodservice industry has caused chain restaurants to make more frequent menu and format modifications, increasing their demand for more flexible equipment. In addition, we have also seen an increased demand for labor saving and energy efficient equipment, and this is a trend that we believe will continue. At the same time, convenience stores and supermarkets have increased their sales of prepared and fast foods, and this increase has resulted in an increased demand for the types of products offered by us. Similarly, the expansion of quick service restaurants into non-traditional sites, such as retail stores, recreational facilities, supermarkets and airports, presents us with an opportunity.

Although the domestic market is growing at a steady rate, we think that the international market presents opportunities for growth. Throughout the world, the concentration of quick service and branded chain restaurants is substantially lower than in the United States. The more limited penetration of chain restaurants outside the United States provides opportunities to these U.S.-based chain restaurants for international expansion. Several leading domestic chains have embarked upon significant international expansion to attempt to take advantage of this opportunity. Internationally, the unit growth of the four largest quick service restaurant chains was 9% in 1998. We believe we are well positioned to take advantage of this international growth because of our service and sales organization as well as our historical relationships with some of the key industry players. For example, the Company's largest customer, McDonald's, accounts for more than 50% of all international sales realized by the four largest U.S. restaurant chains. In fiscal 2000, approximately 26.3% of the Company's sales were of products intended for use outside the United States compared with 28.5% in fiscal 1999. Despite the opportunities, the international markets present significant competitive risks, particularly the high cost of maintaining service capabilities which in the United States has been important in establishing and maintaining the Company's market position.

Historically, the beverage industry has been dominated by Coca-Cola and Pepsi and to a lesser extent by Cadbury/Schweppes and other brands in the international markets. More recently, during the past decade, the North American market has seen a trend of rapid growth and proliferation of non-carbonated soft drinks such as juices, teas and waters, as consumers have become more health conscious and demand more variety in soft drinks. This change within North America has seen the rapid growth of brands such as Gatorade, Tropicana, Snapple, Royal Mistic and Sobe, as well as a full range of national and local mineral water. As these "New Age" and third tier bottlers compete for market share, they must exhibit a presence in the market. This presence is achieved through the placement of refrigerated merchandisers.

During this same period, the major brands such a Coca-Cola and Pepsi have been aggressively pursuing incremental growth strategies through the placement of refrigerated merchandisers, to promote the sale of single-serve cold beverages. New placement opportunities have growth beyond traditional locations to new venues, including retail check out, supermarket express lanes, kiosks, gondolas, convenience stores and gas stations.

As the key brands and New Age bottlers pursue these placements, they have sought out unique designs and applications of refrigerated merchandisers. This market has been successful for Beverage-Air as a result of our strong relationship with the parent companies and investment in research and development. Similar marketing programs are beginning to take place internationally as these companies seek markets in which they can grow their sales and profits through single-serve cold beverage sales.

Many of these emerging markets are aggressively seeking traditional placements and matching competitive pressures for cold-drink equipment placements. As these markets mature, new placement opportunities will become available, as will the need for products developed to capture nontraditional retail sales.

Along with the major soft drink brands, the global market offers additional opportunities with local beverage brands. Also, many international breweries approach single-serve cold drink sales with aggressive merchandising programs, using products similar to those used by soft drink bottlers.

The global beverage industry will benefit from continued strong growth from major soft drink companies, local companies and brewery sales. Capital spending for cold drink equipment is expected to continue to grow, although at a somewhat lower rate.

BUSINESS STRATEGY
The principal goal of our business strategy is to maintain and improve our position as a leader in the foodservice and beverage equipment industry. The key elements of this strategy include the following:

Focusing on Major National Chains and Beverage Companies

The major global restaurant chains, beverage companies, convenience store chains and specialty chains lead the foodservice industry. These companies maintain their leadership by focusing on menu innovation, productivity, facilitating product availability to the consumer, sanitation, energy efficiency and environmental issues. To serve these customers, we design specialized foodservice equipment to meet the specific performance requirements and appearance characteristics of the chains and beverage companies. Our focus is to be able to respond quickly and effectively to changes in the competitive environment that our customers face. To meet this goal, we dedicate manufacturing capacity to the delivery of new or modified equipment to support customers' changing marketing programs, and operate manufacturing facilities designed for flexible assembly procedures and short production runs.

On the product development side, Specialty has an active product development program with an emphasis on engineered products to meet special applications. We organize product design and sales teams to work closely with the national chains in developing applications to meet their specific requirements. Our goal is to understand our customers' specific needs, and then to design new or modified products that address those specific needs. Because we can identify and address customer needs effectively, in many cases, our products are among only two or three products that satisfy the equipment specifications of major national chains for a particular item.

In 1998 we continued to take steps to maintain and expand our ability to meet our customers' needs. Notably, we opened the Specialty Equipment Business Development Center. The center provides a resource for research and development departments for each of our global brands in our efforts to provide new products and product variations for our customers. This center will provide us with growth opportunities by providing a dedicated facility for the exploration of new customer driven product technologies and to enhance the customer support and product development efforts at each of our brands. We also attempt to use our relationships with our key customers to anticipate and predict their changing needs, and to help expand their own markets and sales.

On this front, we conduct internal research and development to design equipment to advance the state of the art in the foodservice market. Many of our newer products have been a result of these efforts. For example, we developed Razzle(R) equipment as part of our Taylor line of products. Razzle(R) is an extension of our soft serve freezers that is designed to enhance the frozen dessert menus of a variety of quick service restaurants and specialty and convenience stores. In addition, the popularity of frozen coffee and flavored teas created two new opportunities for Taylor; a hot beverage dispenser and a milk/creamer dispenser. For our Beverage-Air brand, we worked with our bottler customers to develop point of purchase displays, such as The Breeze(TM) Easy Access, and with our foodservice customers on the Euro-styled curved deli display. We sell these products to soft drink bottlers to market their products in retail checkout areas and other specialty restaurant chains, coffee roasters and office coffee contractors. The Bloomfield line was expanded to include E-Max(TM) and EBC(TM), which we market to all restaurant chains, coffee roasters and office coffee contractors. E-Max(TM) and EBC provide consistent quality brewing results with less operator attention. World Dryer's hand sanitation station meets regulatory requirements for proper hand washing.

The Company's research and development results from a combination of Company and customer sponsored research activities. Total research and development expenditures were $6.9 million, $7.3 million and $9.1 million for fiscal years 1998, 1999 and 2000, respectively.

Capitalizing on the Opportunities Presented by the Significant International Expansion of the Major Quick Service Restaurant Chains and Beverage Companies

We think that the international expansion of the major national restaurant chains and beverage companies, including our two largest customers, is resulting in significant growth in the foodservice and beverage equipment industries. We also think that this expansion of the major chains and beverage companies internationally is presenting an opportunity for growth for Specialty as well. To capitalize upon this opportunity, we have, among other things, increased our international distribution and service support networks and in 1997 acquired Gamko, our first manufacturing facility outside of North America. We have an international advisory board, composed of some of our key domestic and international officers, to chart the future direction for our international marketing plan. We have also continued to evaluate additional acquisitions in international markets of companies that we think will have synergies with our existing business.

Leveraging our Long-Term Relationships With Existing Major Customers

Specialty's strategy reflects our historic relationships with the major national restaurant chains as a result of the high penetration rate of Taylor soft serve ice cream freezers and specialized grill equipment throughout that market with quick service restaurants. We believe that these relationships have developed in large part because of our extensive distribution and service network and our customized manufacturing capabilities, initially implemented for the Taylor global brand. Because of these abilities, we can produce equipment to meet the high quality and volume needs of each of our customers. In addition, Specialty intends to use the strength of the Beverage-Air brand to assist in development and growth of Gamko's merchandiser equipment line globally. We also intend to introduce some Gamko products in North America under the

Beverage-Air brand. Based upon these relationships, we have been able to employ an integrated marketing approach, which has expanded the customer base for each of our global brands. For example, Bloomfield coffee makers, Beverage-Air refrigeration equipment, Wells warmers, Carter-Hoffman's holding and rethermalization cabinets, and World Dryer hand dryers are now approved for use in a majority of global chain restaurant concepts and operations.

Developing New Products and Line Extensions by Extending Engineering Expertise to Standardized Foodservice Equipment

Another element of our strategy is to adapt certain product features developed for our larger customers to enhance our overall product line. We believe that a large portion of the equipment and related products used in the foodservice industry is standardized and consequently subject to price competition, including import competition and purchasing considerations based on volume and freight costs. We can gain a competitive advantage in the production of standardized equipment, by modifying standardized equipment with modifications we develop in meeting our larger customers' specialized needs. In this way, we can "move" the standard market to a modified product, with additional features, and compete on bases other than merely price. In some cases, innovations developed by the Company for national chains have provided enhancements for our general product lines and have enabled the Company to improve manufacturing operations and cost efficiencies.

Growth by Acquisition

Management believes that the foodservice equipment market is largely fragmented, with many small manufacturers and only a few larger entities. Our objective is to use our cash flow to grow our business by acquiring smaller companies that fit well and provide synergies with our existing group of product brands and customers. For example, our recent acquisition of Carter-Hoffmann provides us with a number of synergies on the cooking or "hot" side of our business. In addition, this acquisition offers an entry into the consultant market, a niche not previously exploited by Specialty Equipment. Taylor acquired a frozen beverage technology in December, 1999, allowing them to compete where smaller and price competitive equipment are required, expanding the available market in their frozen beverage business.

OPERATIONS OUTSIDE THE UNITED STATES
Specialty's Gamko subsidiary manufactures refrigeration equipment in The Netherlands and has sales offices in the United Kingdom, France, The Netherlands and Germany. The Gamko and Coolpart brands have manufacturing in The Netherlands, and Coolpart also has manufacturing in Slovakia. Our Canadian subsidiary, Bloomfield Industries Canada Limited, manufactures a portion of the Bloomfield line at its Mississauga, Ontario plant and markets the entire Bloomfield product line and selected Wells products throughout Canada. Taylor has a foreign sales subsidiary in Rome, Italy, Taylor Freezer International, S.r.l., which administers certain of Taylor's export sales. We also have a number of other international sales offices. Specialty also has relationships with independent dealers and distributors in more than 120 countries worldwide. Each of these dealers and distributors provides service for one (or more) of our global brands.

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

Specialty's global brands are marketed through a combination of field sales personnel, consisting of direct salespeople, commissioned agents and distributor salespeople and independent service and parts distributors. Each global brand has its own marketing, sales and service programs.

The following table summarizes the primary distribution mechanisms employed by Specialty for each of its global brands:

GLOBAL BRAND                PRINCIPAL DISTRIBUTION METHODS

Taylor               o Independent distributor network consisting of 47 North
                       American and 119 international distributors
                     o Direct sales support to national chains

Beverage-Air         o Network of 40 independent sales representative
                       firms and more than 1,500 foodservice equipment dealers and bottlers
                     o Direct sales to soft drink bottlers, breweries, beer and beverage distributors

Wells/Bloomfield     o Network of 144 representative firms, more than 1,500
                       foodservice equipment dealers and suppliers and 250 authorized service centers
                     o Direct sales to office coffee services

World Dryer          o Electrical, plumbing and janitorial supply distributors
                     o Building contractors
                     o Foodservice equipment dealers
                     o Catalog supply houses

Gamko/Coolpart       o Sales offices in France, The Netherlands, Germany and the
                       United Kingdom
                     o Direct sales to major breweries
                     o Foodservice equipment dealers and suppliers

Carter-Hoffmann      o Network of 25 independent representative firms and more
                       than 1,500 foodservice equipment supply dealers

Typically, we design and produce equipment that satisfies the specifications of major national chains, bottlers and brewers. We market our equipment and parts through extensive networks of independent service and parts distributors, equipment distributors and dealers, bottlers and brewers. We believe that we enjoy a competitive advantage because our marketing and distribution networks provide our customers with constant, high-quality service. Many dealers and distributors in this network have had relationships with Specialty or its brands for more than 20 years. In some cases, these relationships have been more than 50 years. We believe that these long standing relationships make it more likely that the distributors and dealers will have, and maintain, a strong commitment to Specialty and its brands. We also sell certain products directly to the chains.

COMPETITION
In general, the foodservice industry is highly competitive with competition primarily based on price, product features, quality, reliability, serviceability, field service and name recognition, with no one method of competition being generally more important than any of the others. Management believes that Specialty is competitive on this basis. In addition, we focus many of our efforts on providing superior value through design, technology and after sales support.

Our competitors include companies that manufacture a variety of foodservice and beverage equipment products and those that specialize in a particular product. The industry is generally fragmented and consists of companies that are smaller than Specialty. However, Specialty does have some competitors that are units of larger companies that have greater financial and personnel resources than Specialty. Also, during periods of poor economic conditions, Specialty may face competition from used equipment, particularly equipment originally manufactured by Specialty. Used equipment often presents a lower cost, acceptable quality alternative to newly manufactured equipment. Management believes that price will continue to be a major competitive factor. Outside the United States, we face many local competitors throughout our product lines. Recently, industry consolidation has resulted in some small competitors being associated with large brands. It is unclear what impact this will have.

COMPONENTS AND SUPPLIES
Most of Specialty's component purchases are for standard commodity-type materials such as stainless steel, coatings and electrical components. Generally, we buy these components from a number of suppliers, and have not experienced any significant shortages, however, stainless steel prices have increased recently. This is universal throughout the industry and not unique to Specialty. Our global brands leverage our buying power by participation in buying groups to obtain price advantages. We also purchase custom components produced to our specifications. Management believes that we enjoy good relationships with our suppliers. No long-term supply contracts are used, although occasionally we purchase some materials in advance as a hedge against price increases.

BACKLOG
Specialty's backlog of unshipped orders was approximately $33.9 million at January 31, 2000, compared with $79.3 million at January 31, 1999. Reduction of backlog can be attributed to our bottler customer purchases. Management expects that Specialty will deliver its existing backlog during the current fiscal year.

EMPLOYEES
As of January 31, 2000, Specialty employed 2,432 persons, of whom 20 at Bloomfield's manufacturing facility in Forestview, Illinois were covered by collective bargaining agreements. Management generally considers its relationships with employees to be satisfactory. Specialty has not experienced a work stoppage due to a labor dispute in more than 10 years.

PATENTS AND TRADEMARKS
Specialty holds numerous patents and trademarks registered in the United States and foreign countries for various products. Management believes that an integral part of Specialty's strength is its ability to capitalize on its tradenames, several of which are widely recognized, and it takes such actions as it determines necessary to protect these names. Our rights in our trademarks will continue for so long as we use the marks and take the necessary actions to protect our rights. Our trademark registrations in the United States and most foreign countries must be renewed periodically, and we intend to do so based upon our continued use of such marks. Frequently, our products, and certain of their features, are patented, but management believes that no individual patent is material to the business as a whole.

DEPENDENCE ON MAJOR CUSTOMERS
During fiscal 1998, 1999 and 2000, sales to McDonald's restaurants (both McDonald's owned and independently franchised) accounted for approximately 15%, 14% and 15%, respectively, of Specialty's revenue. Sales to McDonald's increased 7.6% in fiscal 2000, as a result of sales of cooking grill equipment, offset by lower sales of frozen dessert equipment under a program which was primarily rolled out in the previous fiscal year. Because of the importance of McDonald's as a customer, if sales to McDonald's were to substantially decrease without a corresponding increase to other customers, such decrease would have a material adverse effect on Specialty's financial position. While management believes its relationship with McDonald's is favorable, the Company has no contracts with McDonald's assuring it of any sales beyond those reflected in its backlog.

During fiscal 1999, sales to Coca-Cola Enterprises ("CCE") accounted for approximately 11% of Specialty's revenue. In fiscal 1998 and fiscal 2000, sales to CCE did not exceed 10% of Specialty's revenue.

Specialty's financial performance is tied closely to its major customers' demand for large quantities of mass produced customized products, or rollouts. For example, in fiscal 1994 through the first quarter of fiscal 2000, Specialty's improved performance can be partially attributed to a significant rise in the number of orders for refrigerated point-of-purchase displays by soft drink bottlers. In the past, large rollouts of products, such as the Taylor two-sided grill, have been similarly significant to our performance. However, the ability to predict which customers and which products will experience roll-outs is limited, and there can be no assurances that in any year we will receive orders for any such roll-outs.

REGULATION AND ENVIRONMENTAL COMPLIANCE
Specialty is subject to the Federal Occupational Safety and Health Act and other laws regulating safety and noise exposure levels in the production areas of its facilities.

Specialty's facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment. Environmental laws and regulations that are material to Specialty's operations include the Clean Air Act, which regulates air emissions and the phase-out of chlorofluorocarbons ("CFCs"), the Clean Water Act, which regulates discharges to waters of the United States, the Resource Conservation and Recovery Act, which regulates the handling and disposal of hazardous substances, the Comprehensive Environmental Response Compensation and Liability Act, which applies to cleanup of hazardous waste, and the Emergency Planning and Community Right to Know Act, which applies to disclosure of information on the use of hazardous substances. Environmental laws and regulations that are material to Specialty's operations also include state counterparts to these federal laws. In addition, our European subsidiary, Gamko Holding B.V., is subject to the laws and regulations with regard to safety and the environment in The Netherlands. Management believes that Specialty is in compliance with all applicable laws and regulations and believes that continued compliance with these laws and regulations will not require significant capital expenditures or affect the Company's future operations. See "-Legal Proceedings." Specialty has made substantial investments in investigating and testing potential refrigerants. We have upgraded our entire domestic product line to use component parts that comply with the 1990 Amendments to the Clean Air Act, which institute a phase-out of the production and consumption of certain CFCs. In our Beverage-Air products, we have eliminated components using CFCs, and we have converted our Taylor low temperature compressor equipment away from components using CFCs. In both cases, we have replaced the CFC based components with components using hydrofluorocarbons, which are believed to be environmentally safer. In fiscal 1996, the EPA awarded us their "Stratospheric Protection Award" for our efforts with the Beverage-Air brand equipment in meeting required conversion of refrigerants and eliminating CFC based components. We continue to work to reduce the number of our products using CFC based components.

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

Although we are not aware of any proposed local, state or federal environmental statutes or regulations which will materially affect our operations or the market for our products or result in material capital expenditures, we cannot predict the effect from any possible future legislation or regulations. During fiscal 2000, other than normal equipment considerations, there were no material capital expenditures for environmental control facilities and no future material expenditures are anticipated.

SEASONALITY
Specialty experiences seasonal fluctuations in working capital requirements of approximately $10 million to $15 million. Specialty's working capital requirements generally peak in February and March because it offers distributors extended payment terms for winter shipments of soft serve ice cream, frozen drink and yogurt machines.

LETTERS OF CREDIT
As of January 31, 2000, Specialty had letters of credit outstanding totaling $12.2 million, which guarantee various business activities, including $9.8 million of letters of credit which guarantee the Industrial Project Revenue Bonds.

ITEM 2.  PROPERTIES
FACILITIES AND MANUFACTURING

Our manufacturing facilities are generally equipped to process products from raw materials to finished products. Management believes that our equipment and facilities are well maintained and generally are, and will continue to be, adequate for our present and immediate future needs. Demand flow manufacturing techniques continue to be the driving factor in reducing capital and improving productivity.

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

The following table sets forth certain information relating to the Company's principal facilities, organized by the global brand that is manufactured or stored at those facilities:

                                                                         APPROX. SQUARE  OWNED/DATE
GLOBAL BRAND        LOCATIONS           USE                                     FOOTAGE  LEASE EXPIRES
------------------------------------------------------------------------------------------------------
Taylor              Rockton, IL         Manufacturing and office facilities     339,000  Owned
                                        Technical development center             25,000  Owned
                                        Warehouse facility                        7,600  Month-to-Month
                                        Warehouse facility                       28,800  Dec. 2001
                                        Warehouse facility                        5,600  Month-to-Month
                    Rosemont, IL        Warehouse and office facility            10,500  April 2001

Beverage-Air        Spartanburg, SC     Manufacturing, office and
                                        Warehouse facilities                    321,000  Owned
                                        Warehouse facility                      144,500  Oct. 2000
                    Honea Path, SC      Manufacturing facility                  150,925  Owned
                    Brookville, PA      Manufacturing facility                  145,000  December 2000

Wells/ Bloomfield   Verdi, NV           Manufacturing and office facilities      90,000  June 2002
                                        Manufacturing and office facilities      18,000  Owned
                                        Manufacturing facility                   24,300  Owned
                    Sparks, NV          Warehouse facility                       28,000  March 2005
                    Mississauga,        Manufacturing and office facilities      37,200  Oct. 2000
                    Ontario Canada
                    Forestview, IL      Decanter manufacturing facility          43,000  July 2004

World Dryer         Berkeley, IL        Manufacturing and office facilties       50,000  Feb. 2010

Gamko               Etten-Leur, The     Manufacturing and office facilities     265,000  Owned
                    Netherlands         Service and sales facility               17,000  Owned
                    Slovakia

Coolpart            Slovakia            Manufacturing and office facilities      10,300  Oct. 2000
                    Etten-Leur, The     Manufacturing and office facilities      11,700  Apr. 2004
                    Netherlands


Carter-Hoffmann     Mundelein, IL       Manufacturing and office facilities      55,000  Owned
                                        Manufacturing and office facilities      44,200  Dec. 2002
                                        Warehouse facility                       12,000  Jan. 2001

Executive Office    Aurora, IL          Office facility                           5,100  Nov. 2000

ITEM 3.  LEGAL PROCEEDINGS
Litigation
The Company was a defendant along with other defendants in an action filed on July 20, 1995 entitled "Thermodyne Food Service Products, Inc. and AFTEC, Inc.
v. McDonald's Corporation, et al." which was transferred to the United States District Court, Northern District of Illinois, Eastern Division (the "Thermodyne Action"). Plaintiffs alleged that Specialty and other defendants misappropriated trade secrets in connection with the Company's development of an oven for McDonald's and OSI Industries, Inc. ("OSI"). As a result of a ruling on a motion to dismiss, all the claims against Specialty other than the trade secret claim were dismissed. The case was settled by the terms of a confidential settlement agreement dated May 28, 1997 pursuant to which one of the defendants agreed to make a settlement payment in a confidential amount. Although Specialty is not required under the terms of this settlement agreement to pay any damages or make any settlement payments, it is possible that the codefendant that did make a settlement payment will seek a contribution from Specialty. On or about November 13, 1998, defendants in an action entitled "McDonald's Corporation v. American Motorists Insurance Co." No. 97L0014, pending in the Circuit Court of DuPage County Illinois, sought leave to file a third party complaint asserting contingent subrogation rights against the Company, and other defendants from the Thermodyne Action referred to above. The court denied that motion. On or about March 5, 1999, St. Paul Surplus Lines Ins. Co., American Motorists Insurance Co., Century Indemnity Co., Indemnity Insurance Co of North America and Federal Insurance Co. (collectively "Carriers") filed an action in the Circuit Court of DuPage County, Illinois, No. 99 MR 0071 against the Company, and the other defendants in the Thermodyne Action (except for McDonald's). Carriers allege that they are subrogated to contribution claims McDonald's may have against the Company arising from the Thermodyne Action. Count I purports to state a claim for contribution under 740 ILCS 100/0.01 et. Seq. for the Company's alleged misappropriation of trade secrets, and seek judgment "in an amount equal to the relative degree of fault found attributable to the defendants in the Thermodyne Action." Count II purports to allege contribution claims arising from OSI's alleged tortious interference with the contract and seeks the same relief sought in Count I. Counts III and IV are not brought against the Company. The complaint was dismissed with prejudice on June 17, 1999. Plaintiffs time to appeal has not yet begun to run. Management believes that the Company will not suffer a material loss related to this action.

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

Environmental and Related Matters

On May 5, 1994, Specialty (doing business as Taylor Freezer Company) was among more than 80 parties notified as potential third-party defendants in an action involving the clean up of the MIG/Dewane Landfill near Belvidere, Illinois. A third-party complaint has been filed by the principal owners and operators of the landfill. Those owners and operators were sued by the principal users of the landfill who in turn had been sued by the Environmental Protection Agency ("EPA") in April 1992. The complaint seeks contribution for the proposed clean up of the site. The Company has not received settlement offers from the EPA, but it settled its alleged liability with the private plaintiffs for $54,000 of the costs associated with the remedial investigation of the site. In addition, the Company has incurred a minimal expense associated with the administration of this matter. Specialty has not settled its alleged liability for clean up costs at the site. Beatrice Company (ConAgra) has assumed defense of the matter and has agreed to defend and indemnify Specialty for claims related to the MIG/Dewane site to the extent they are related to Taylor and the events giving rise to the claims occurred during the Beatrice Company (ConAgra) period of ownership. Based upon presently available information, management does not believe this matter will have a material effect on Specialty's results of operations or financial condition.

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

EXECUTIVE OFFICERS OF SPECIALTY EQUIPMENT COMPANIES, INC.

                                    Year First Joined
                                    Specialty or a
Name                       Age      Predecessor Business    Position and Offices Held
-------------------------------------------------------------------------------------
Daniel B. Greenwood        80       1955                    Director and Chairman of the Board

Jeffrey P. Rhodenbaugh     46       1986                    Chief Executive Officer, President, Chief
                                                            Operating Officer, Chief Executive Officer
                                                            of Taylor and Director

Donald K. McKay            68       1977                    Executive Vice President, Chief Financial
                                                            Officer, Treasurer and Secretary

William W. Robertson       69       1970                    Chairman and  Chief Executive Officer of
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

Mr. Rhodenbaugh has been President and Chief Operating Officer of the Company and Chief Executive Officer of Taylor since September 1996. He became Chief Executive Officer of the Company on May 1, 1997. He was elected to the Board of Directors on April 30, 1997. He was President of Beverage-Air from March 1996 to September 1996. From April 1993 to March 1996, he served as Executive Vice President of Beverage-Air. He also served a Vice President of Marketing from January 1991 to September 1996. He served as President of Wells from January 1990 to January 1991, and as Wells' Vice President of Sales and Marketing from 1986 to January 1990.

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

Mr. Robertson has been employed by Beverage-Air since 1970 and has been Chief Executive Officer of Beverage-Air since 1974. Since May 1998, Mr. Robertson has also served as Chairman of Beverage-Air (a position he previously held from March 1996 to September 1996). From 1974 until March 1, 1996, and from September 1996 to May 1998, Mr. Robertson served as President of Beverage-Air. From April 1987 to March 1992, Mr. Robertson served as one of Specialty's directors.

PART II
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders in the fourth quarter of the year ended January 31, 2000.

ITEM 5.  MARKETS FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Specialty's Common Stock is listed on the New York Stock Exchange. The Common Stock began trading on the New York Stock Exchange on December 29, 1998. From December 1, 1993 until that time, the Common Stock traded on the Nasdaq Stock Market. As of the close of business on March 31, 2000, there were approximately 60 holders of record of the shares of the Common Stock. We estimate that there are approximately 1,300 beneficial holders of the Common Stock as of the close of business on March 31, 2000. The closing price of the Common Stock on March 31, 2000 as reported by the New York Stock Exchange was $20.75. The following table sets forth the market price per share for the Common Stock.

                                                                         MARKET PRICE
                                                                     HIGH           LOW
         Period from February 1, 1997 to April 30, 1997              14-1/8        12-1/8
         Period from May 1, 1997 to July 31, 1997                    16-1/4        12-1/4
         Period from August 1, 1997 to October 31, 1997              17-1/2        14-3/4
         Period from November 1, 1997 to January 31, 1998            17-3/8        15-1/2
         Period from February 1, 1998 to April 30, 1998              23-3/4        16-5/8
         Period from May 1, 1998 to July 31, 1998                    24-3/8        20
         Period from August 1, 1998 to October 31, 1998              23            18
         Period from November 1, 1998 to January 31, 1999            28-15/16      21-7/8
         Period from February 1, 1999 to April 30, 1999              30            25
         Period from May 1, 1999 to July 31, 1999                    34-1/8        25-1/4
         Period from August 1, 1999 to October 31, 1999              25-7/8        20-7/16
         Period from November 1, 1999 to January 31, 2000            24-3/8        17-1/2


Since 1992, Specialty has not paid any dividends on its Common Stock. Specialty does not have any present intention to pay dividends in the foreseeable future. Specialty's ability to pay dividends is restricted by covenants contained in the BA Bank Facility.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following table sets forth selected consolidated financial and operating data for Specialty for the periods and at the dates indicated. The selected consolidated operating and financial data, at or for each of the full fiscal years, presented below was derived from the Consolidated Financial Statements of Specialty, which were audited by KPMG LLP, independent certified public accountants. The table should be read in conjunction with the Consolidated Financial Statements, related notes, and other financial information.

SELECTED FINANCIAL DATA
(IN THOUSANDS, EXCEPT RATIO AND PER SHARE AMOUNTS)

                                                                       YEARS ENDED JANUARY 31,
OPERATING DATA:                                       1996        1997        1998        1999        2000
                                              ------------------------------------------------------------
Net revenue                                      $ 392,512   $ 401,230  $ 433,121   $ 495,647     $502,119
Gross margin                                       123,747     122,110    133,899     156,758      157,969
Earnings from operations before
  interest expense and income taxes                 39,379      60,723     63,043      74,124       71,966
Earnings before extraordinary item                   8,911      34,122     37,542      44,025       44,369
Net earnings                                         8,693      32,338     37,542      37,601       44,369
Net earnings per diluted common share                 0.44        1.61       1.86        1.86         2.22
Interest expense                                    21,010      18,714     15,944      14,068        7,964
Ratio of earnings to fixed charges (1)               1.81x       3.07x      3.85x       5.10x        8.77x

FINANCIAL RATIOS AND OTHER DATA:
EBITDA (2)                                      $   65,973  $   66,992  $  68,882   $  80,625      $78,968
Depreciation                                         4,309       4,616      4,871       5,352        5,971
Amortization (3)                                    22,285       1,653        968       1,149        1,031
Capital expenditures                                 5,666       9,185      4,715       7,527       11,603
Ratio of EBITDA to interest expense                  3.14x       3.58x      4.32x       5.73x        9.92x
Ratio of EBITDA less capital expenditures to
  Interest expense                                   2.87x       3.09x      4.02x       5.20x        8.46x

                                                                       JANUARY 31,
BALANCE SHEET DATA (AT PERIOD END):                   1996        1997        1998       1999        2000
                                              -----------------------------------------------------------
Total assets                                     $ 180,235   $ 176,916   $ 241,450  $ 236,745    $265,316
Cash and cash equivalents, including
restricted cash equivalents                         34,320      10,846      42,609      6,814       1,561
Long-term debt, including
  current installments                             193,215     155,581     177,986    128,515     127,335
Total other liabilities                             94,641      92,566     102,275    108,154     110,604
Total stockholders' equity (deficit)             (107,621)    (71,231)    (38,811)         76      27,377

1. For purposes of determining this ratio, earnings consist of earnings (loss) from operations before income tax expense (benefit) plus interest expense and amortization of deferred financing costs. Fixed charges consist of interest expense, plus amortization of deferred financing costs.

2. EBITDA is defined as earnings from operations before interest expense, income taxes, depreciation and amortization. EBITDA does not represent earnings from operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net earnings as an indicator of the Company's operating performance or to cash flows as a measure of liquidity, but rather provides additional information related to debt service capability.

3. Amortization expense includes the amortization of deferred financing costs, reorganization value in excess of amounts allocable to identifiable assets, goodwill, other intangible assets and unearned compensation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We derive a substantial portion of our revenue from the sale of new foodservice equipment. Sales are generally to national quick service restaurant chains, beverage companies, convenience store chains and specialty chains. Typically sales result from new store openings, store modifications or replacement of existing equipment. Since 1991, the foodservice equipment market has grown, primarily as a result of the domestic and international growth of the major U.S. restaurant chains. In 1998 (the most recent available data), the domestic operating unit growth rate of U. S. major restaurant chains was 1.7%. In addition, the major quick service restaurant chains have commenced significant international expansion. In 1998, the operating unit growth rate of the four largest U.S. restaurant chains in international markets was nearly 9%. Our largest customer, McDonald's, increased its international units by more than 15% in 1998. McDonald's alone accounts for more than 50% of all international sales realized by the four largest U.S. restaurant chains. Also, our quick service restaurant industry customers have increased their demand for newer equipment, due in part to international expansion, menu expansion efforts, remodeling of existing stores and an increased emphasis on improved sanitation and labor and energy efficiency. In a similar manner, the soft drink beverage companies have embarked on domestic and international expansion with regard to the marketing and placement of their products. From 1994 to 1999, worldwide unit sales of soft drink beverages grew at an average rate of 6%. In 1999, however, the worldwide unit growth of soft drink beverages fell to 2%. During fiscal 1999, sales to CCE, our second largest customer, was 11% of our total sales. During fiscal 1998 and fiscal 2000, sales to CCE were less than 10% of total sales. Management believes that, given our historic relationships with the major quick service restaurant chains, bottlers and brewers, we are well positioned to capitalize upon these growth opportunities.

Our financial performance is tied closely to our major customers' demands for large quantities of mass produced customized products, or roll-outs. For example, from fiscal 1997 through fiscal 1999, our improved performance can be partially attributed to a continuing significant rise in the number of orders for refrigerated point-of-purchase displays by soft drink bottlers, primarily those associated with Coca-Cola and PepsiCo products. In fiscal 2000, sales to the soft drink bottlers declined from their fiscal 1999 level. In the past, large roll-outs of products such as Taylor's fiscal 1999 frozen dessert program for a major customer have been similarly significant to our performance. However, the ability to predict which customers and which products will experience roll-outs is limited, and there can be no assurances that in any year we will receive orders for any roll-outs.

The Foodservice Industry is highly fragmented and continues to consolidate. Specialty's free cash flow provides flexibility in pursuing acquisitions. Management considers its strategy to be one of integration not consolidation. We seek profitable companies that have leading market positions and brand names, synergies with existing businesses and innovative design capabilities.

RESULTS OF OPERATIONS
FISCAL YEAR ENDED JANUARY 31, 2000 COMPARED TO FISCAL YEAR ENDED JANUARY 31,
1999.

Revenue
Revenue for fiscal 2000 increased 1.3% to $502.1 million compared with $495.6 million for the prior fiscal year. The revenue increase was primarily attributable to the four months of sales of Carter-Hoffmann ($8 million) which was not included in the prior year results, and increased sales of refrigeration equipment to foodservice customers, freezer equipment, and cooking grills. The sales increases were offset in large part by reduced shipments of refrigeration equipment to the soft drink bottler customers. Revenue attributable to sales of products for use outside the United States decreased by 6.4% in fiscal 2000 as compared with fiscal 1999. The decrease compared with the prior year was due to a roll-out of refrigeration equipment to international markets in fiscal 1999. Fiscal 2000 revenue from sales of products for use outside the United Sates constituted 26.3% of revenue compared with 28.5% in fiscal 1999.

Gross Margin
Gross margin for fiscal 2000 increased 0.8% to $158.0 million, compared with $156.8 million in fiscal 1999. As a percent of revenue, gross margin decreased from 31.6% in fiscal 1999 to 31.5% in fiscal 2000.

Selling, General and Administrative Expenses (SG&A)
SG&A expenses for fiscal 2000 increased 4.1% to $86.0 million compared with $82.6 million in fiscal 1999. As a percent of revenue, SG&A increased from 16.6% to 17.2% of revenue in fiscal 2000 as compared to fiscal 1999. Contributing factors to the increased expenses were research and development expense increases ($1.7 million) and the SG&A expenses of Carter-Hoffman ($2.2 million).

Interest Expense
Interest expense for fiscal 2000 decreased 43.4% to $8.0 million from $14.1 million in fiscal 1999. The decrease is principally due to a decrease in our cost of funds resulting from the early retirement of the Notes in December 1998.

Income Taxes
Income tax expense for fiscal 2000 increased 22.3% to $19.6 million from $16.0 million in fiscal 1999. The increase in tax expense is largely attributable to a reduction in the amount of tax benefits recognized primarily related to the valuation allowance. In fiscal 2000 the Company recognized $4.5 million as a result of the change in the valuation allowance compared with $6.5 million in fiscal 1999. This non-cash benefit has been fully utilized as of January 31, 2000 and will not reoccur in fiscal 2001.

FISCAL YEAR ENDED JANUARY 31, 1999 COMPARED TO FISCAL YEAR ENDED JANUARY 31,
1998.

Revenue
Revenue for fiscal 1999 increased 14.4% to $495.6 million compared with $433.1 million for the prior fiscal year. The revenue increase was primarily attributable to increased sales of refrigeration equipment to the soft drink beverage companies and the inclusion of a full year of sales by Gamko; the prior year's financial results included Gamko only from August 1997, which is when we acquired Gamko. Revenue attributable to sales of products for use outside the United States increased by 1.5% in fiscal 1999, as compared with fiscal 1998. Fiscal 1999 revenue from sales of products for use outside the United Sates constituted 28.5% of revenue compared with 32.1% in fiscal 1998.

Gross Margin
Gross margin for fiscal 1999 increased 17.1% to $156.8 million, compared with $133.9 million in fiscal 1998. As a percent of revenue, gross margin increased from 30.9% in fiscal 1998 to 31.6% in fiscal 1999. The increase in gross margin percentage was largely a result of a favorable sales mix, attributable in part to the integration of Gamko.

Selling, General and Administrative Expenses (SG&A). SG&A expenses for fiscal 1999 increased 16.6% to $82.6 million compared with $70.9 million in fiscal 1998. As a percent of revenue, SG&A increased from 16.4% to 16.7% of revenue, respectively, in fiscal 1999 as compared to fiscal 1998. The increase in fiscal 1999 SG&A expenses was primarily due to higher sales during fiscal 1999. Contributing factors to the increased expenses were product development and including Gamko for a full year in fiscal 1999 versus six months in fiscal 1998.

Interest Expense
Interest expense for fiscal 1999 decreased 11.9% to $14.1 million from $15.9 million in fiscal 1998. The decrease is principally due to a decrease in total borrowings, and a decrease in our cost of funds resulting from our early retirement of the Notes.

Income Taxes
Income tax expense for fiscal 1999 increased 67.5% to $16.0 million from $9.6 million in fiscal 1998. The increase in tax expense is largely attributable to increased earnings before income taxes of approximately $12.9 million, which increased income tax expense by approximately $4.9 million. Tax expense for fiscal 1999 included recognition of tax benefits primarily related to the $6.5 million reduction in the valuation allowance. The remaining valuation allowance of $8.6 million at January 31, 1999 is expected to be eliminated in fiscal 2000 with $4.5 million to be recorded as a deferred tax benefit and the balance to be credited to equity. Tax expense for fiscal 1998 included recognition of tax benefits primarily related to the $7.0 million reduction in the valuation allowance.

The following table sets forth selected operating data as a percentage of net revenue:

                                               Fiscal      Fiscal      Fiscal
                                              1998(%)    1999 (%)    2000 (%)
                                              -------------------------------
Beverage-Air                                     43.4        46.3       42.7
Carter-Hoffmann (a)                                 -           -        1.7
Taylor                                           36.9        32.5       33.6
Specialty Equipment International (b)             3.0         6.3        6.9
Wells/Bloomfield                                 13.4        11.6       11.8
World Dryer                                       3.3         3.3        3.3
                                              -------------------------------
Net revenue                                     100.0       100.0      100.0
Gross margin                                     30.9        31.6       31.5
Selling, general and administrative expenses     16.3        16.6       17.2
                                               ------------------------------
Earnings from operations                         14.6        15.0       14.3
Interest expense, net                           (3.7)       (2.9)       (1.6)
Income taxes                                    (2.2)       (3.2)       (3.9)
                                              ------------------------------
Earnings before extraordinary item                8.7         8.9        8.8
                                              ===============================

(a) Acquired in September 1999.
(b) Acquired in August 1997.

LIQUIDITY AND CAPITAL RESOURCES
Total cash flows provided by operations were $47.0 million, $22.0 million and $61.0 million in fiscal 1998, 1999 and 2000, respectively. These amounts primarily represent net earnings plus depreciation and amortization and the impact of cash flows from working capital requirements. The increase in total cash flows from operations for fiscal 2000 resulted from an increase in cash flows from working capital.

Net cash used in investing activities amounted to $25.9 million, $4.8 million, and $43.6 million in fiscal 1998, 1999 and 2000, respectively. Fiscal 2000 includes the acquisition of Carter-Hoffmann for approximately $29.2 million. Capital expenditures were $11.6 million in fiscal 2000 compared to $7.5 million in fiscal 1999. Fiscal 1998 included $21.6 million used for acquisition of businesses, primarily Gamko. Management expects capital spending to be approximately $10.0 million in the next fiscal year.

Net cash provided by (used in) financing activities amounted to $13.8 million, $(50.0) million and $(23.4) million in fiscal 1998, 1999 and 2000, respectively. In fiscal 2000 Specialty acquired $27.4 million of treasury stock. During fiscal 1999, Specialty acquired $31.4 million of the Notes on the open market and called the remaining $117.6 million of Notes on December 1, 1998 in accordance with the terms of the indenture under which we issued the Notes. In fiscal 1998, in connection with the Gamko acquisition, we obtained bank financing of $18.0 million. On December 1, 1998, we entered into a $200 million, five year, unsecured revolving credit facility (the "BA Bank Facility") to refinance the Notes, the Company's old Credit Agreement and the $18 million Gamko bank financing.

As of January 31, 2000, we had $113 million of borrowings under the BA Bank Facility for working capital purposes and $12.2 million of letters of credit. As of that date, we had approximately $80.2 million available for additional borrowings under this facility.

Interest rates under the BA Bank Facility equal LIBOR, (5.82% at January 31,
2000) plus 0.875% for the revolving line of credit.

Specialty reported working capital of $57.7 million as of January 31, 2000. Specialty's average operating working capital (defined as average monthly gross accounts receivable and net inventory less accounts payable) as a percentage of sales increased from 21% during fiscal 1998 to 23% during fiscal 2000.

In September 1997, Specialty announced its intention to acquire up to $10 million of its common stock in open market and private transactions. In August 1998, the Company had completed the buyback, acquiring a total of 567,364 shares at a total cost of $10 million. In April 1999, Specialty announced its intention to acquire one million shares of its common stock. In January 2000, the buy-back had been completed for a total cost of $27.4 million.

Specialty's earnings from operations were sufficient to cover fixed charges by $47.1 million, $60.0 million and $64.0 million for fiscal 1998, fiscal 1999 and fiscal 2000, respectively. Specialty's earnings before interest, taxes, depreciation and amortization (EBITDA) exceeded its fixed charges by $52.4 million, $66.0 million and $71.0 million for fiscal 1998, 1999 and 2000, respectively.

The BA Bank Facility includes two financial covenants which Specialty was required to meet on January 31, 2000. The first financial covenant is a total funded debt to cash flow ratio for the twelve months ended January 31, 2000, which could not exceed 3.50:1.00. The second covenant is an interest coverage ratio which had to be at least 3.50:1.00. Specialty met each of these covenants as it reported a total funded debt to cash flow ratio for the twelve months ended January 31, 2000 of 1.61:1.00; and an interest coverage ratio for the twelve months ended January 31, 2000 of 9.48:1.00.

Management believes that the sources of capital described above, together with internally generated funds, will be adequate to meet our anticipated capital and cash requirements for the foreseeable future, including debt service and corporate income taxes. Specialty experiences certain seasonal fluctuations in its working capital requirements. See "Item 1 - Seasonality."

IMPACT OF INFLATION
Management does not believe that inflation has had a material impact on Specialty's operations during fiscal 2000. Management believes that Specialty may face increasing costs in the upcoming fiscal year as a result of inflation which Specialty may not fully be able to offset with increased productivity or pass on to its customers due to competitive factors within the industry.

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

EURO CURRENCY
Specialty derived approximately 13% of its revenue in fiscal 2000 from Western Europe. Historically, transactions in Western Europe have been denominated primarily in U.S. currency, however transactions by Gamko and Coolpart are denominated in a variety of European currencies.

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

The Euro conversion raises strategic as well as operational issues. The conversion is expected to result in a number of changes, including the stimulation of cross-border competition by creating cross-border price transparency. We are evaluating the implications of the Euro conversion, particularly on Gamko, and are uncertain as to the potential impacts on our operations.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995
This 10-K includes a number of statements which relate to anticipated future events (forward looking statements) rather than actual present conditions or historical events. You can identify forward-looking statements because generally they include words such as "believes", "expects", "intends", "anticipates", "estimates", and similar expressions or the negatives of such expressions. Forward-looking statements, by their nature, are subject to a variety of risks and uncertainties that could cause actual results to differ materially from the results expected in the forward looking statement. Many of these risks and uncertainties cannot be controlled by Specialty. Some examples of these risks and uncertainties are:

          o general domestic and global economic conditions and their impact on the growth of the quick service restaurant and soft drink bottler industries;
          o Specialty's dependence on its major customers and key management personnel;
          o the effect of changing environmental, product safety and other regulations upon our business;
          o  the effects of competition;
          o  the significance of our outstanding indebtedness;
          o  the economic, currency, social, political and other issues which are raised by increasing expansion into foreign markets; and
          o  the ability to identify, consummate and integrate acquisitions.

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

In fiscal year 2000, the net change in the cumulative foreign currency translation adjustments account, which is a component of stockholders' equity, was an unrealized loss of $540,000. Unrealized foreign currency translation losses of $117,000 and $85,000 were recognized in fiscal 1998 and fiscal 1999, respectively.

Specialty is a purchaser of steel. Specialty generally buys steel based upon market prices that are established with the vendor as part of the purchase process. Specialty does not use commodity financial instruments to hedge steel prices due to a high correlation between commodity cost and the ultimate selling price of its products.

Specialty's exposure to interest rate risk relates primarily to its debt obligations and temporary cash investments. In January 2000, Specialty entered into an extendable swap agreement with Bank of America and Bank One. This agreement exchanged $45 million of Specialty's one month variable LIBOR interest rate debt for a fixed one month LIBOR instrument at a rate of 6.26%. The agreement expires on January 8, 2001, but may be extended at the banks option until January 2003. Interest rate risk on the remaining debt is managed through variable rate borrowings with varying maturities. At January 31, 2000, $68.0 million was issued at variable rates. Specialty has not used in the past fiscal years, any derivative financial instruments relating to the risk associated with changes in interest rates.

The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company's investments and debt obligations:



                                               FISCAL YEARS ENDED
(in thousands)                      01       02         03         04         05   THEREAFTER        TOTAL
                              ----------------------------------------------------------------------------
Assets:
Cash equivalents                $1,561     $  -        $ -       $  -         $ -     $  -         $  1,561
Variable interest rate            4.2%        -          -          -           -        -              4.2%

Liabilities:
Long-term debt variable rate     $ 961     $  -        $ -       $113,000     $ -     $13,374      $127,335
Avg. variable interest rate       5.6%        -          -            6.7%      -         4.0%          6.4%


Specialty is exposed to credit risk on certain assets, primarily accounts receivable. Specialty provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Specialty currently believes its allowance for doubtful accounts is sufficient to cover customer credit risks.

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

INDEPENDENT AUDITORS' REPORT
The Board of Directors and Stockholders of Specialty Equipment Companies, Inc.:

We have audited the accompanying consolidated balance sheets of Specialty Equipment Companies, Inc. (the Company) and subsidiaries as of January 31, 1999 and 2000, and the related consolidated statements of earnings, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended January 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Specialty Equipment Companies, Inc. and subsidiaries as of January 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2000, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

KPMG LLP



Chicago, Illinois
March 17, 2000

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                January 31,
                                                             1999         2000
                                                         ---------------------
ASSETS
Current assets:
Cash and cash equivalents                                $  6,814     $    459
Accounts receivable, net                                   76,283       71,501
Inventories                                                65,535       64,133
Deferred income taxes                                      20,410       27,938
Other current assets                                        4,704        3,411
                                                         ---------------------
Total current assets                                      173,746      167,442
Property, plant and equipment, net                         40,954       51,406
Restricted cash equivalents                                     -        1,102
Goodwill                                                   15,281       29,665
Other intangibles, net                                      6,398       15,357
Other assets                                                  366          344
                                                         ---------------------
Total assets                                             $236,745     $265,316
                                                         =====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt                   $      -     $    961
Accounts payable                                           31,723       31,932
Accrued liabilities                                        70,220       69,921
Accrued income taxes                                        4,621        6,883
                                                         ---------------------
Total current liabilities                                 106,564      109,697

Long-term debt, excluding current installments            128,515      126,374
Other non-current liabilities                               1,590        1,868

Stockholders' equity:
Common stock, $.01 par value, 25 million shares
  authorized, 19,010,141 and 19,349,533 shares
  issued and outstanding at January 31, 1999 and
  2000, respectively                                          190          193
Additional paid-in capital                                 62,962       68,999
Accumulated deficit                                      (50,440)     (35,525)
Accumulated other comprehensive income                    (2,637)      (1,682)
Treasury stock, at cost, 567,364 and 192,906 shares
   at January 31, 1999 and 2000, respectively             (9,999)      (4,608)
                                                         ---------------------
Total stockholders' equity                                     76       27,377
                                                         ---------------------
Total liabilities and stockholders' equity               $236,745     $265,316
                                                         =====================



The accompanying notes are an integral part of these consolidated statements.

SPECIALTY EQUIPMENT COMPANIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                   Years Ended January 31,
                                                                1998           1999         2000
                                                            ------------------------------------
Net revenue                                                 $433,121       $495,647     $502,119
Cost of sales                                                299,222        338,889      344,150
                                                            ------------------------------------
Gross margin                                                 133,899        156,758      157,969
Selling, general and administrative expenses                  70,856         82,634       86,003
                                                            ------------------------------------
Earnings from operations                                      63,043         74,124       71,966
Interest expense, net                                         15,944         14,068        7,964
                                                            ------------------------------------
Earnings from operations before income taxes                  47,099         60,056       64,002
Income taxes                                                   9,557         16,008       19,577
Minority interest                                                  -             23           56
                                                            ------------------------------------
Earnings before extraordinary item                            37,542         44,025       44,369
Extraordinary item, net of taxes                                   -        (6,424)            -
                                                            ------------------------------------
Net earnings                                                $ 37,542       $ 37,601      $44,369
                                                            ====================================
Basic earnings per share before extraordinary item          $   2.07       $   2.41      $  2.36
Extraordinary item                                                 -         (0.35)            -
                                                            ------------------------------------
Basic earnings per share                                    $   2.07       $   2.06      $  2.36
                                                            ====================================
Diluted earnings per share before extraordinary item        $   1.86       $   2.18      $  2.22
Extraordinary item                                                 -         (0.32)            -
                                                            ------------------------------------
Diluted earnings per share                                  $   1.86       $   1.86      $  2.22
                                                            ====================================
Weighted average shares outstanding - basic                   18,143         18,280       18,761
Weighted average shares outstanding - diluted                 20,205         20,202       19,959


The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME
(IN THOUSANDS)

                                          Additional                     Other             Accumulated
                                  Common     Paid-in          Acc.       Comp.    Treasury       Comp.
                                   Stock     Capital       Deficit      Income       Stock      Income
                                 ---------------------------------------------------------------------
Balance at January 31, 1997       $  180    $ 54,501    $(125,583)    $  (329)   $       -
Net earnings                           -           -        37,542           -           -    $37,542
Exercise of stock options              5       1,521             -           -           -          -
Tax benefit of stock options           -       3,065             -           -           -          -
Options withheld for taxes             -     (1,885)             -           -           -          -
Treasury stock acquired                -           -             -           -     (6,614)          -
Utilization of NOL carryforward        -       1,092             -           -           -          -
Minimum pension liability              -           -             -     (2,189)           -    (2,189)
Foreign currency translation           -           -             -       (117)           -      (117)
                                  -------------------------------------------------------------------
Balance at January 31, 1998          185      58,294      (88,041)     (2,635)     (6,614)    $35,236
                                                                                              =======

Net earnings                           -           -        37,601           -           -    $37,601
Exercise of stock options              5       1,260             -           -           -          -
Tax benefit of stock options           -       4,756             -           -           -          -
Options withheld for taxes             -     (2,440)             -           -           -          -
Treasury stock acquired                -           -             -           -     (3,385)          -
Utilization of NOL carryforward        -       1,092             -           -           -          -
Reversal of minimum
 pension liability                     -           -             -          83           -         83
Foreign currency translation           -           -             -        (85)           -       (85)
                                   ------------------------------------------------------------------
Balance at January 31, 1999          190      62,962      (50,440)     (2,637)     (9,999)    $37,599
                                                                                              =======

Net earnings                           -           -        44,369           -           -    $44,369
Exercise of stock options
 and warrant                           3         666             -           -           -          -
Tax benefit of stock options           -       7,629             -           -           -          -
Options withheld for taxes             -     (6,338)             -           -           -          -
Treasury stock acquired                -           -             -           -    (27,440)          -
Treasury stock reissued                -           -      (29,454)           -      32,831          -
Utilization of NOL carryforward        -       1,092             -           -           -          -
Reduction of valuation allowance
 Related to pre-reorganization
  NOL's                                -       2,988             -           -           -
Reversal of Minimum
 pension liability                     -           -             -       1,495           -      1,495
Foreign currency translation           -           -             -       (540)           -      (540)
                                  -------------------------------------------------------------------
Balance at January 31, 2000       $  193    $ 68,999    $ (35,525)    $(1,682)   $ (4,608)    $45,324
                                  ===================================================================







The accompanying notes are an integral part of these consolidated statements.

SPECIALTY EQUIPMENT COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                    Years Ended Jan. 31,
                                                                1998         1999         2000
                                                            ----------------------------------
Cash flows from operating activities:
Net earnings                                                $ 37,542    $  37,601      $44,369
Items not affecting cash:
Depreciation                                                   4,856        5,381        5,965
Amortization                                                     968        3,043        1,031
Deferred income taxes                                        (5,100)      (5,100)      (4,540)
Utilization of net operating loss carryforward                 1,092        1,092        1,092
Changes in current assets and liabilities (excluding
 effects of business acquired):
Accounts receivable                                          (4,787)     (13,240)        8,121
Inventories                                                    4,335     (11,505)        6,003
Other current assets                                           3,141      (1,561)        1,244
Accounts payable and other current liabilities,
excluding current installments of long-term debt               4,944        6,261      (2,320)
                                                            ----------------------------------
Net cash provided by operating activities                     46,991       21,972       60,965
Cash flows from investing activities:
Additions to property, plant and equipment                   (4,715)      (7,527)     (11,603)
Disposal of property, plant and equipment                         49           42           39
Cash equivalents restricted for capital additions                397        2,662      (1,102)
Businesses acquired                                         (21,584)            -     (30,891)
                                                            ----------------------------------
Net cash used in investing activities                       (25,853)      (4,823)     (43,557)
Cash flows from financing activities:
Net increase (decrease) in revolving credit facilities             -      120,000      (7,000)
Proceeds from long-term debt                                  18,000            -        5,200
Repayments of long-term debt                                   (264)    (169,075)          620
Financing costs                                                    -      (1,090)        (130)
Proceeds from exercise of stock options                        1,526        1,260        4,046
Tax benefit of stock options exercised                         3,065        4,756        7,629
Options withheld for taxes                                   (1,885)      (2,440)      (6,338)
Acquisition of treasury stock                                (6,614)      (3,385)     (27,440)
                                                             ---------------------------------
Net cash provided by (used in) financing activities           13,828     (49,974)     (23,413)
Other, net                                                   (2,806)        (308)        (350)
                                                            ----------------------------------
Net increase (decrease) in cash                               32,160     (33,133)      (6,355)
Cash:
Beginning of period                                            7,787       39,947        6,814
                                                            ----------------------------------
End of period                                               $ 39,947    $   6,814         $459
                                                            ==================================






The accompanying notes are an integral part of these consolidated statements.

JANUARY 31, 1998, 1999 AND 2000
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION OF BUSINESS

Specialty Equipment Companies, Inc. (the "Company") is a manufacturer of a diversified line of highly engineered commercial and institutional foodservice equipment that is used by a variety of commercial foodservice operators including quick service restaurant chains, other commercial restaurants, convenience store chains, specialty chains, soft drink bottlers and institutional foodservice operators.

The Company was incorporated on November 28, 1984 in the State of Delaware. All of the significant U. S. operations are conducted through Specialty Equipment Manufacturing Corporation, a wholly-owned subsidiary of the Company, which was organized on January 31, 1998. Quaboes B.V., acquired in order to facilitate the acquisition of Gamko Holding B.V. ("Gamko"), and Gamko are wholly-owned subsidiaries of the Company, based in The Netherlands. Carter-Hoffmann is a wholly-owned subsidiary of the Company. Bloomfield Industries Canada Limited is a wholly-owned subsidiary of the Company. Taylor Freezer International, S.r.l., Taylor Freezer (Cyprus) Ltd., Taylor-Chicago Corp. and Coolpart B.V. are wholly-owned subsidiaries of the Company. FM Manufacturing, Inc. (formerly known as Market Forge Co.) is a wholly-owned subsidiary, but has not had any operations since October 1993. Included in revenue are export sales principally to Europe, Asia and Latin America.

Effective August 1, 1997, a wholly owned subsidiary of the Company acquired Gamko for $21 million in cash. Gamko is based in The Netherlands and is engaged in the manufacture and sale of refrigeration equipment to the foodservice industry. On September 30, 1999 the Company acquired Carter-Hoffmann for $29 million in cash. The acquisitions have been accounted for by the purchase method and, accordingly, the results of operations of Gamko have been included in the Company's consolidated financial statements from August 1, 1997, and Carter-Hoffmann since October 1, 1999. The excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

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

     e. Restricted Cash Equivalents
Restricted cash equivalents represent amounts designated for capital additions which were received from the placement of Industrial Project Revenue Bonds in excess of amounts expended on the projects through January 31, 2000. The amounts are invested in tax-exempt, cash equivalent instruments.

     f. Goodwill and Intangible Assets
Intangible assets relate to the businesses acquired, proprietary trademarks and patents, and covenants not to compete. The intangible assets are being amortized over an average useful life of three to 15 years using the straight-line method. Goodwill is being amortized over 40 years.

     g. Warranty Accruals
Warranty accruals are made at the time of sale based on historical experience and current product mix. Product warranties generally provide one year coverage on parts and 90 days on labor, with certain exceptions.

     h. Income Taxes
The asset and liability method is used in accounting for income taxes. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

     i. Foreign Currency Translation
The accounts of Bloomfield Industries Canada Limited and Gamko are translated into U.S. dollars. Assets and liabilities are translated at the year-end exchange rate. The adjustment resulting from translation is reflected as an adjustment to equity in the accompanying consolidated financial statements. Gains and losses from foreign currency transactions are included in results of operations currently. Revenue and expenses are translated using a weighted average exchange rate for the year.

     j. Statements of Cash Flows
Cash paid for interest and income taxes is as follows:
(in thousands)

                                     Years Ended January 31,
                                1998           1999           2000
                            --------------------------------------
Interest, net               $ 15,972       $ 15,703       $  8,698
Income taxes                   7,112         13,967         11,863

     k. Pensions and Postretirement Benefits
The Company offers pension plans which cover substantially all employees and a postretirement medical benefit plan to retirees at one of its divisions. The Company has recognized the liabilities for these plans pursuant to an actuarial valuation of the benefits and costs of these programs using costs, asset return and inflation factors deemed appropriate and reasonable. The discount rate used to determine the liabilities recognized was 6.75% in fiscal 1998 and fiscal 1999 and 7.75% in fiscal 2000. The benefits for the postretirement medical benefit plan are paid on a current basis and are not prefunded.

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

     m. Earnings Per Common Share
Basic earnings per share are based upon the weighted-average number of common shares outstanding. Diluted earnings per share assumes the exercise of all options and warrants which are dilutive, whether exercisable or not. The dilutive effect of the options and warrants were $0.21, $0.20 and $0.14 in fiscal 1998, 1999 and 2000, respectively.

                               FY 1998           FY 1999           FY 2000
Basic shares outstanding        18,143            18,280            18,761
Common stock equivalents         2,062             1,922             1,198
                                ------------------------------------------
Diluted shares outstanding      20,205            20,202            19,959
                                ==========================================

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

On February 1, 1996 the Company adopted SFAS No. 123, Accounting for Stock Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25.

     o. Research and Development Expenses
Research and development costs are charged to expense when incurred. Total research and development costs charged to expense were $6.9 million, $7.3 million and $9.1 million in fiscal 1998, 1999 and 2000, respectively.

     p. Revenue Recognition
The Company recognizes revenue from product sales upon shipment to the customer.

     q. Advertising Costs
Advertising costs are charged to expense when incurred. Total advertising costs charged to expense were $8.4 million, $7.9 million and $5.9 million in fiscal 1998, 1999 and 2000, respectively.

4.  ACCOUNTS RECEIVABLE
Accounts receivable consist of the following: (in thousands)
                                                             January 31,
                                                  1999              2000
                                              --------------------------

Accounts receivable                           $ 80,188           $75,943
Less: allowance for doubtful accounts            3,905             4,442
                                              --------------------------
Total                                         $ 76,283           $71,501
                                              ==========================

Substantially all of the Company's receivables represent sales made directly, or indirectly through distributors, to the foodservice and beverage industry.

5.  INVENTORIES
Inventories consist of the following: (in thousands)
                                                             January 31,
                                                  1999              2000
                                              --------------------------

Raw material                                  $ 31,361           $32,393
Work in process                                  8,764             8,261
Finished goods                                  25,410            23,666
                                              --------------------------
Subtotal                                        65,535            64,320
Less: excess of FIFO cost over LIFO                  -               187
                                              --------------------------
Total                                         $ 65,535           $64,133
                                              ==========================

6.  PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following: (in thousands)
                                                                January 31,
                                                            1999       2000
                                                         ------------------

Land                                                     $   897    $ 1,307
Buildings and building improvements                       25,296     28,542
Machinery and equipment                                   44,640     52,571
Construction in progress                                   3,141      7,535
                                                         ------------------
Total                                                     73,974     89,955
Less:
  accumulated depreciation and amortization               33,020     38,549
                                                         ------------------
Net property, plant and equipment                        $40,954    $51,406
                                                         ==================

7.  GOODWILL AND OTHER INTANGIBLES
                                                                January 31,
                                                            1999       2000
                                                         ------------------

Goodwill consists of the following: (in thousands)
Goodwill                                                 $15,843    $30,746
Less: accumulated amortization                               562      1,081
                                                         ------------------
                                                         $15,281    $29,665
                                                         ==================

Other intangibles consist of the following:
Patents                                                  $   991    $ 1,516
Other intangibles                                         53,166     52,482
Deferred pension costs                                     1,915      2,801
                                                         ------------------
Total                                                     56,072     56,799
Less: accumulated amortization                            49,674     41,442
                                                         ------------------
Other intangibles, net                                   $ 6,398    $15,357
                                                         ==================

8.  ACCRUED LIABILITIES
Accrued liabilities consist of the following: (in thousands)
                                                                January 31,
                                                            1999       2000
                                                         ------------------

Accrued insurance                                        $13,731    $12,318
Accrued payroll and other compensation                    17,861     19,922
Accrued warranty                                           8,506      8,457
Accrued discontinued product lines                         4,476      3,862
Accrued retiree medical expense                            8,168      9,375
Accrued interest                                           1,248        514
Other                                                     16,230     15,473
                                                         ------------------

Total                                                    $70,220    $69,921
                                                         ==================

9.  LONG-TERM DEBT
Long-term debt consists of the following: (in thousands)
                                                                 January 31,
                                                            1999        2000
                                                         -------------------

Revolving line of credit (a)                             $120,000   $113,000
IRB's due 2009 and 2014(b)                                  4,365      9,565
Other long-term debt (c)                                    4,150      4,770
                                                         --------   --------
                                                          128,515    127,335
Less: current installments                                      -        961
                                                         -------------------
Total long-term debt                                     $128,515   $126,374
                                                         ===================

(a) BA Bank Facility
The BA Bank Facility, as amended, provides for an unsecured $200 million revolving line of credit. As of January 31, 2000, the Company had $113 million of borrowings outstanding on its revolving line of credit and $12.2 million of letters of credit. The BA Bank Facility expires on November 30, 2003. Interest rates under the BA Bank Facility equal LIBOR, (5.82% at January 31, 2000) plus 0.875% for the revolving line of credit.

The Company has an interest rate swap agreement to hedge risk associated with variable interest rate debt. The differential to be paid or received is accrued as interest rates change and is recognized in interest expense over the life of the agreement. Counterparties to the interest rate swap contract are major financial institutions. Credit loss from counterparty non-performance is not anticipated. The notional amount in the swap agreement totaled $45 million. Because the instrument was entered into at the end of the period, the carrying amount equals the fair value.

(b) Industrial Project Revenue Bonds
In February 1995 the Company issued $4.4 million of variable interest rate Industrial Project Revenue Bonds ("2009 IRBs"). Interest is payable monthly and the principal is due in 2009. The 2009 IRBs are secured by an irrevocable letter of credit for $4.4 million. In 1999 the Company issued $5.2 million of variable interest rate IRB's ("2014 IRB's). Interest is payable monthly and the principal is due in 2014.

(c) Other Long-term Debt
Other long-term debt consists principally of a $4.8 million secured loan incurred in connection with the purchase of the Gamko facility. As of January 31, 2000 the interest rate was 5.60%.

(d) Senior Subordinated Notes
During fiscal 1999, the Company acquired $31 million of its outstanding 11-3/8% senior subordinated notes (the "Notes") in private market transactions. On December 1, 1998 the Company called the remaining $118 million the Notes at a price of 105.7. The Company recorded an extraordinary item of $6.4 million (net of taxes of $4.0 million) related to the early extinguishment of the debt.

(e) Leased property and leasehold interests

Leased property and leasehold interests under capital leases are included in property, plant and equipment (none at January 31, 2000). Future minimum payments under noncancelable operating leases as of January 31, 2000 are as follows: (in thousands)

Fiscal Year Ending           Operating
January 31,                     Leases
2001                           $ 2,787
2002                             1,880
2003                             1,320
2004                               392
2005                               235
Thereafter                           -
                               -------
Total payments                 $ 6,614
                               =======

Rent expense under operating leases amounted to $3.0 million, $3.1 million and $3.5 million for the fiscal years ended January 31, 1998, 1999 and 2000, respectively.

10. INCOME TAXES
The components of income tax expense consist of the following: (in thousands)


                                         Current      Deferred        Total
                                        -----------------------------------
Year ended January 31, 1998
Federal                                 $ 12,374    $  (4,315)     $  8,059
State                                      1,684         (785)          899
Foreign                                      599             -          599
                                        -----------------------------------
Total                                   $ 14,657    $  (5,100)     $  9,557
                                        ===================================

Year ended January 31, 1999
Federal                                 $ 17,579    $  (4,435)     $ 13,144
State                                      2,458         (665)        1,793
Foreign                                    1,071             -        1,071
                                        -----------------------------------
Total                                   $ 21,108    $  (5,100)     $ 16,008
                                        ===================================

Year ended January 31, 2000
Federal                                 $ 20,180    $  (3,940)     $ 16,240
State                                      2,782         (600)        2,182
Foreign                                    1,155             -        1,155
                                        -----------------------------------
Total                                   $ 24,117    $  (4,540)     $ 19,577
                                        ===================================

Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to pretax income as a result of the following: (in thousands)

                                                   Years Ended January 31,
                                               1998          1999           2000
Tax expense computed at the
Federal statutory rate                    $  16,513      $ 20,991        $22,401
Increase (reduction) in income
  taxes resulting from:
Change in valuation of
  temporary differences                     (5,933)       (5,388)        (4,540)
State income taxes,
  net of Federal income tax benefit           1,471         1,409          1,708
Foreign sales corporation                   (1,394)       (1,202)        (1,158)
Other, net                                  (1,100)           198          1,166
                                          --------------------------------------
Provision for income taxes                $   9,557      $ 16,008        $19,577
                                          ======================================

The benefits in fiscal 1997 of the utilization of $2.8 million (tax effected $1.1 million) of net operating loss carryforwards ("NOLs") that existed prior to the Plan of Reorganization ("POR") pursuant to the Company's 1992 Reorganization, reduced other intangibles existing at the date of reorganization until exhausted and, thereafter, beginning in fiscal 1997 were recorded as a direct addition to additional paid-in capital.

                                                                   January 31,
                                                          1999            2000
                                                         ---------------------
Deferred taxes: (in thousands)
Allowance for doubtful accounts                               400         $965
Intangibles, due to differences in amortization            13,135       13,205
Accrued liabilities, principally due to accruals for
  compensated absences, self-insurance liability
  reserves, warranties, pensions, discontinued
  product lines and postretirement
  benefits other than pensions                             15,825       15,950
Net operating loss carryforwards                            4,080        2,988
                                                         ---------------------
Total gross deferred tax assets                            33,440       33,108
Less valuation allowance                                  (8,620)            -
                                                         ---------------------
Net deferred tax assets                                    24,820       33,108
                                                         ---------------------

Deferred tax liabilities:
Inventories, principally due to additional costs
  inventoried for tax purposes pursuant to the IRC
  and tax basis difference resulting from the 1992
  Reorganization                                          (2,600)      (2,815)
PP & E, principally due to differences in depreciation    (1,810)      (2,355)
                                                         ---------------------
Total deferred tax liabilities                            (4,410)      (5,170)
                                                         ---------------------
Net deferred taxes                                       $ 20,410      $27,938
                                                         =====================

The net change in the valuation allowance for fiscal 1998, 1999 and 2000 was a decrease of $7.0 million, $6.5 million, and $8.6 million, respectively. The $8.6 million change in fiscal 2000 reduced the valuation allowance to zero. The Company believes that it is likely that sufficient future levels of taxable income will be generated in order to realize the net deferred tax assets and that the valuation allowance is no longer necessary. The Company has approximately $7.8 million in NOLs. However, there are a number of issues that may arise which, if determined adversely, could limit the amount and/or use of available NOLs. These issues include the availability of certain deductions previously claimed by the Company and the applicability of certain provisions of the Internal Revenue Code of 1986, as amended, (the "IRC") generally limiting the availability of NOLs following certain changes in ownership. The NOLs are available through fiscal 2008. Earnings before income taxes include foreign income of $1.4 million, $2.5 million and $3.1 million in the years ended January 31, 1998, 1999 and 2000, respectively.

11. PENSION AND BENEFIT PLANS

The Company has non-contributory defined benefit plans in place covering substantially all employees. Annual contributions to the plans are equal to the minimum amount required to meet funding standards of the IRC. These contributions are deductible for Federal income tax purposes. Benefits for these plans are based primarily on years of service or qualifying compensation, or both, of the participants. The plans' assets are invested in various pooled arrangements consisting of equities, fixed income, real estate, venture capital and short-term obligations.

The following sets forth the plans' funded status and amounts recognized in the Company's consolidated financial statements as of January 31: (in thousands)


Benefits                                                     Pension Benefits                Other

                                                     FY 1999          FY 2000         FY 1999       FY2000
                                                    ------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year            $  45,457        $  53,028       $  12,773    $  13,742
Service cost                                           2,183            2,412             556          584
Interest cost                                          2,936            3,493             850          927
Plan participants' contributions                           -                -               -            -
Amendments                                               193              745               -        (977)
Actuarial gain (loss)                                (1,081)          (7,377)               5      (1,786)
Benefits paid                                        (1,387)          (2,163)           (442)        (646)
Expenses paid                                          (387)            (267)               -            -
                                                   -------------------------------------------------------
Benefit obligation at end of year                  $  47,914        $  49,871       $  13,742    $  11,844
                                                   =======================================================

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year     $  32,764        $  40,088       $     425    $     425
Actual return on plan assets                           2,565              816              23           20
Employer contribution                                  1,192              661             419          646
Plan participants' contributions                           -                -               -            -
Benefits paid                                        (1,387)          (2,163)           (442)        (666)
Expenses paid                                          (387)            (267)               -            -
                                                   -------------------------------------------------------
Fair value of plan assets at end of year           $  34,747        $  39,135      $      425    $     425
                                                   =======================================================

NET AMOUNT RECOGNIZED:
Funded status                                      $(13,167)        $(10,736)      $ (13,317)    $(11,419)
Unrecognized prior service cost                        1,885            2,791           1,975          753
Unrecognized transition asset                          (403)            (319)               -            -
Unrecognized net actuarial loss (gain)                 5,136              157           (721)      (2,538)
                                                   -------------------------------------------------------
Net amount recognized                              $ (6,549)        $ (8,107)      $ (12,063)    $(13,204)
                                                   =======================================================

AMOUNTS RECOGNIZED IN THE
STATEMENTS OF FINANCIAL POSITION CONSIST OF:
Prepaid benefit cost                               $       -        $     134      $        -    $       -
Accrued benefit liability                           (10,709)         (11,792)        (12,063)     (13,204)
Intangible asset                                       1,915            2,801               -            -
Accumulated other comprehensive income                 2,245              750               -            -
                                                   -------------------------------------------------------
Net amount recognized                              $ (6,549)        $ (8,107)      $ (12,063)    $(13,204)
                                                   ======================================================

ACTUARIAL ASSUMPTIONS:
Discount rate                                          6.75%            7.75%           6.75%        7.75%
Expected return on plan assets                        10.00%           10.00%              NA          N/A



                                                 Year Ended January 31,
                                             1998         1999          2000
                                          ----------------------------------
COMPONENTS OF NET PERIODIC PENSION COST:
Service cost                              $ 1,879      $ 2,183       $ 2,412
Interest cost                               2,751        2,935         3,493
Expected return on plan assets            (2,766)      (3,161)       (3,886)
Amortization of prior service cost            203          220           245
Amortization of transition asset            (135)        (134)         (159)
Recognized net actuarial loss                  72          120            92
                                          ----------------------------------
Net periodic benefit cost                 $ 2,004      $ 2,163       $ 2,197
                                          ==================================


                                                 Year Ended January 31,
                                             1998         1999          2000
                                          ----------------------------------
COMPONENTS OF NET PERIODIC OTHER BENEFITS COST:
Service cost                              $   463      $   556       $   584
Interest cost                                 879          850           927
Expected return on plan assets                 -            -             -
Amortization of prior service cost            246          246           246
Amortization of transition asset               -            -             -
Recognized net actuarial gain                (51)         (68)          (74)
                                          ----------------------------------
Net periodic benefit cost                 $ 1,537      $ 1,584       $ 1,683
                                          ==================================

As of January 31, 2000, the projected benefit obligation, accumulated benefit obligation ("ABO"), and fair value of plan assets for the pension plans with ABO in excess of plan assets were $45.3 million, $40.0 million and $34.1 million. For plans in which benefits are based on qualifying compensation, the assumed rate of increase is 3.5% for fiscal 1998, 1999 and 2000.

The Company has two nonpension postretirement benefit plans. The medical plan is contributory with participants' contributions adjusted annually; the life insurance plan is noncontributory. Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plan. For measurement purposes, a 7.0% annual rate of increase in the per capita cost of covered medical benefits was assumed for fiscal 2000. The rate was assumed to decrease by 0.5% per year to an ultimate rate of 5.0%. A one-percentage point change in assumed medical cost trend rates would increase (decrease) the total of service and interest cost by $293,000 and ($231,000), and increase (decrease) the postretirement benefit obligation by $1.8 million and ($1.5) million.

In addition to the Company plans, the Company contributed $27,000, $26,000 and $25,000 to a multi-employer union pension plan for fiscal years 1998, 1999 and 2000, respectively.

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

Environmental and Related Matters
On May 5, 1994, Specialty (doing business as Taylor Freezer Company) was among more than 80 parties notified as potential third-party defendants in an action involving the clean up of the MIG/Dewane Landfill near Belvidere, Illinois. A third-party complaint has been filed by the principal owners and operators of the landfill. Those owners and operators were sued by the principal users of the landfill who in turn had been sued by the Environmental Protection Agency ("EPA") in April 1992. The complaint seeks contribution for the proposed clean up of the site. The Company has not received settlement offers from the EPA, but it settled its alleged liability with the private plaintiffs for $54,000 of the costs associated with the remedial investigation of the site. In addition, the Company has incurred a minimal expense associated with the administration of this matter. Specialty has not settled its alleged liability for clean up costs at the site. Beatrice Company (ConAgra) has assumed defense of the matter and has agreed to defend and indemnify Specialty for claims related to the MIG/Dewane site to the extent they are related to Taylor and the events giving rise to the claims occurred during the Beatrice Company (ConAgra) period of ownership. Based upon presently available information, management does not believe this matter will have a material effect on Specialty's results of operations or financial condition.

Letters of Credit
As of January 31, 2000, the Company had letters of credit outstanding totaling $12.2 million, which guarantee various business activities, including $9.8 million of letters of credit which guarantee the Industrial Project Revenue Bonds.

13. TREASURY STOCK
In September 1997, the Company announced its intention to acquire up to $10 million of its common stock on open market and in private transactions. In April 1999, the Company announced its intention to acquire up to one million shares of its common stock. As of January 31, 2000, the Company has acquired a total of 1,567,364 shares. During fiscal 2000 the Company has reissued 1,374,458 treasury shares for common stock option and warrant exercises. As of January 31, 2000 the balance of treasury shares held by the Company was 192,906 shares.

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

The Executive Long-term Incentive Plan, as amended, (the "Employee Plan") allows for the issue of a total of 5,004,814 shares of the Company's common stock. All of the options granted are at an exercise price which is not less than management's determination of the fair market value of the underlying shares at the respective dates of grant.

The following sets forth information with respect to options issued and outstanding:



                                                                  Avg. option    Range of
                                                                    Shares        Price     Option Prices
                                                                  ---------------------------------------
Options outstdg. at Jan. 31, 1997 (2,945,537 exercisable)         2,995,537    $    2.42     $ 1.00-12.00
Options granted                                                     100,000        12.97      12.50-13.44
Options exercised                                                 (503,282)         8.00       1.00-10.25
Options withheld                                                  (125,618)         1.22       1.00-10.25
                                                                  ---------------------------------------
Options outstdg. at Jan. 31, 1998 (2,366,637 exercisable)         2,466,637         2.87       1.00-13.44
Options granted                                                     130,000        22.98      22.50-23.25
Options exercised                                                 (523,441)         1.08        1.00-5.25
Options withheld                                                  (112,264)         1.21        1.00-5.25
                                                                  ---------------------------------------
Options outstdg. at Jan. 31, 1999 (1,730,932 exercisable)         1,960,932         4.47      $1.00-23.25
Options granted                                                     449,000        21.38            21.38
Options exercised                                                 (569,854)         2.82       1.00-10.25
Options withheld                                                  (236,546)         1.14       1.00-10.25
                                                                 ----------------------------------------
Options outstdg. at Jan. 31, 2000 (1,024,532 exercisable)         1,603,532      $ 12.33      $1.00-23.25
                                                                  =======================================

The options exercisable at January 31, 2000 have an average exercise price of $7.01 per share and a range of exercise prices of $1.00 to $23.25 per share. The weighted average remaining contractual life of the options currently outstanding is 1.5 years.

A non-employee director exercised a stock warrant to purchase 1,143,996 shares of common stock at approximately $2.00 per share on July 29, 1999. The warrant was issued in connection with the POR and was subsequently acquired by a non-employee director, prior to his election as a director.

At January 31, 2000, there were 559,750 additional shares available for grant under the Employee Plan. The per share weighted average fair value of stock options granted during fiscal 1998, 1999 and 2000 was $5.13, $8.84 and $11.17, respectively on the date of grant using the Black Scholes option-pricing model. The following are weighted-average assumptions used in determining the fair value of stock options: expected dividend yield 0%, risk-free interest rate of 5.42%, 5.11% and 6.11%, an expected life of

4.5, 4.5 and 7.5 years and a volatility rate of 35%, 34% and 36%, in fiscal 1998, 1999 and 2000, respectively. Had compensation cost for the Company's stock option plans been determined consistent with the fair value method of SFAS No. 123, Accounting for Stock Based Compensation, the Company's fiscal 1998, 1999 and 2000 results of operations would have been as follows:

                                                     Years Ended January 31,
                                                 1998         1999         2000
                                              ---------------------------------
Reported net earnings                         $37,542      $37,601      $44,369
Compensation expense                              118          206          828
                                              ---------------------------------
Pro forma net earnings                        $37,424      $37,395      $43,541
                                              =================================
Basic earnings per share:
Reported net earnings per share                 $2.07        $2.06        $2.36
Compensation expense per share                    .01          .01          .04
                                              ---------------------------------
Pro forma net earnings per share                $2.06        $2.05        $2.32
                                              =================================
Diluted earnings per share:
Reported net earnings per share                 $1.86        $1.86        $2.22
Compensation expense per share                    .01          .01          .04
                                              ---------------------------------
Pro forma net earnings per share                $1.85        $1.85        $2.18
                                              =================================

15. BUSINESS SEGMENT & MAJOR CUSTOMERS
The Company is a manufacturer of a diversified line of highly engineered, commercial and institutional foodservice equipment used by customers in the foodservice equipment market segment. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company adopted in fiscal 1999. Management reviews results of operations based on products in the foodservice equipment market segment.

Revenues, long-lived assets by geographic region and sales to major customers for fiscal 1998, 1999 and 2000 were as follows: (in thousands)

                                                            January 31,
                                                  1998         1999         2000
                                              ----------------------------------
Revenues:
United States                                 $294,008     $354,552     $370,104
International                                  139,113      141,095      132,015
                                              ----------------------------------
Total                                         $433,121     $495,647     $502,119
                                              ==================================

Long-lived Assets:
United States                                 $ 45,121     $ 43,041     $ 76,007
International                                   20,856       19,958       21,867
                                              ----------------------------------
Total                                         $ 65,977     $ 62,999     $ 97,874
                                              ==================================

Sales to major customers (greater than 10% of
total revenue):
McDonald's (b)                                $ 66,228     $ 69,417     $ 74,688
Coca-Cola Enterprises (CCE)                        (a)       55,000          (a)
                                              ----------------------------------
Total                                         $ 66,228     $124,417     $ 74,688
                                              ==================================
(a)  Less than 10% of total revenue.
(b) Sales to McDonald's are made indirectly, primarily through various equipment suppliers. The Company estimates that, as of January 31, 2000, approximately 11% of its accounts receivable are attributable to McDonald's.

16. QUARTERLY RESULTS (UNAUDITED)
The quarterly data has not been audited by the independent auditors (in thousands, except share amounts).

                                               Fiscal 1999
                                          First     Second     Third      Fourth
                                        Quarter    Quarter   Quarter     Quarter
                                       -----------------------------------------
Net revenue                            $127,665   $140,146  $120,512    $107,324
Gross margin                             39,486     45,135    37,261      34,876
Net earnings                              9,478     11,702     7,243       9,178
Basic earnings per share               $   0.52   $   0.64  $   0.40    $   0.50
Diluted earnings per share             $   0.47   $   0.58  $   0.36    $   0.46
Average shares outstanding - basic       18,161     18,299    18,255      18,402
Average shares outstanding - diluted     20,053     20,037    20,027      20,137

                                               Fiscal 2000
                                          First     Second     Third      Fourth
                                        Quarter    Quarter   Quarter     Quarter
                                       -----------------------------------------
Net revenue                            $139,540   $129,158  $117,054    $116,367
Gross margin                             43,703     40,851    35,991      37,424
Net earnings                             11,834     10,700     8,070      13,765
Basic earnings per share               $   0.64   $   0.59  $   0.42    $   0.72
Diluted earnings per share             $   0.59   $   0.54  $   0.41    $   0.70
Average shares outstanding - basic       18,392     18,225    19,237      19,180
Average shares outstanding - diluted     20,185     20,000    19,797      19,660

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has no items to report under Item 9 of this report.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 as to Specialty's Directors is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Specialty's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Specialty's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Specialty's fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information required by this Item 12 is incorporated by reference to the information set forth under the caption "Voting Securities and Principal Stockholders" in the Specialty's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Specialty's fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information required by this Item 13 is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Specialty's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Specialty's fiscal year pursuant to Regulation 14A.

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements
The following Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

                                                                                        Page No.
Independent Auditors' Report                                                            34
Consolidated Balance Sheets as of January 31, 1999 and 2000                             35
Consolidated Statements of Operations
  for the years ended January 31, 1998, 1999 and 2000                                   36
Consolidated Statements of Stockholders' Equity (Deficit)
 and Comprehensive Income for the years ended January 31, 1998, 1999 and 2000           37
Statements of Cash Flows for the years ended January 31, 1998, 1999 and 2000            38
Notes to Consolidated Financial Statements                                              39

(a)(2)
Financial Statement Schedules
The following Financial Statement Schedules of the Registrant are included in Item 14 thereof:
Independent Auditors' Report                                                            34
Schedule II - Valuation and Qualifying Accounts                                         57


All other schedules for which provision is made in the applicable accounting rules and regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) Exhibits which are required to be filed by Item 601 of Regulation S-K are set forth in the Exhibit Index filed with the Report on Form 10-K. Copies of the
Exhibit Index will be furnished without charge to stockholders of the Company upon written request to the Corporate Secretary. Copies of any Exhibit listed therein will be furnished to stockholders upon written request and payment of the Company's expenses associated with furnishing such exhibits.

(b) No reports on Form 8-K were filed during the quarter ended January 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 24th day of April, 2000.
         SPECIALTY EQUIPMENT COMPANIES, INC.
         By: /s/  JEFFREY P. RHODENBAUGH
         Jeffrey P. Rhodenbaugh
         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 24, 2000:

Signature                           Title

DANIEL B. GREENWOOD*                Chairman of the Board and Director
Daniel B. Greenwood

/s/ JEFFREY P. RHODENBAUGH          President, Chief Executive and Chief
Jeffrey P. Rhodenbaugh              Operating Officer and Director (Principal
                                    Executive Officer)

/s/ DONALD K. MC KAY                Executive Vice President, Chief Financial
Donald K. McKay                     Officer, Treasurer and Secretary
                                    (Principal Accounting and Financial Officer)

WILLIAM E. DOTTERWEICH*             Director
William E. Dotterweich

AVRAM A. GLAZER*                    Director
Avram A. Glazer

KEVIN E. GLAZER*                    Director
Kevin E. Glazer

MALCOLM I. GLAZER*                  Director
Malcolm I. Glazer

CHARLES E. HUTCHINSON*              Director
Charles E. Hutchinson

RICHARD A. KENT*                    Director
Richard A. Kent

BARRY L. MACLEAN*                   Director
Barry L. MacLean

*By  /s/ DONALD K. MC KAY
     Donald K. McKay
     Attorney-in-Fact

SPECIALTY EQUIPMENT COMPANIES, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JANUARY 31, 1998, 1999 AND 2000
(IN THOUSANDS)


                                                Balance at   Charge to
                                                 Beginning   Costs and                 Balance at
                                                   of Year    Expenses   Deductions   End of Year
                                                -------------------------------------------------
Year ended January 31, 1998
Allowance for doubtful accounts                    $ 4,659      $  248       $  952       $ 3,955
Inventory valuation allowances                     $ 2,586      $  130       $  200       $ 2,516
Valuation allowance for deferred tax assets        $22,125      $    -       $7,025       $15,100
Accrued warranty                                   $ 7,052      $    -       $  388       $ 6,664

Year ended January 31, 1999
Allowance for doubtful accounts                    $ 3,955      $  289       $  339       $ 3,905
Inventory valuation allowances                     $ 2,516      $  238       $  341       $ 2,413
Valuation allowance for deferred tax assets        $15,100      $    -       $6,480       $ 8,620
Accrued warranty                                   $ 6,664      $1,842       $    -       $ 8,506

Year ended January 31, 2000
Allowance for doubtful accounts                    $ 3,905      $  672       $  135       $ 4,442
Inventory valuation allowance                      $ 2,413      $  771       $  136       $ 3,048
Valuation allowance for deferred tax assets        $ 8,620      $    -       $8,620       $     -
Accrued warranty                                   $ 8,506      $    -       $   49       $ 8,457

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
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

10.1+          Specialty Equipment Companies, Inc. Executive Long-Term Incentive
               Plan.

10.2* First Amendment to Executive Long-term Incentive Plan, effective June 6, 1994

10.3o Second Amendment to Specialty Equipment Companies, Inc. Executive Long-Term Incentive Plan, effective June 6, 1994.

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

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

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

10.23(1) Lease, dated March 31, 1995, by and between Dermody Industrial Group and Wells Manufacturing Company.

10.24+ Lease, dated June 28, 1990, by and between Orlando Corporation and Bloomfield Industries Canada Limited.

10.25+ Lease, dated July 1, 1993, by and between New York Life Insurance Company and Specialty Equipment Companies, Inc.

10.26/ First Amendment to Lease, dated August 15, 1995, by and between New York Life Insurance Company and Specialty Equipment Companies, Inc.

10.27(phi)     Lease, dated December 21, 1999, by and between Centerpoint
               Properties Trust and World Dryer Corporation, a division of
               Specialty Equipment Manufacturing Corporation.

10.28(1) Lease, dated January 3, 1995 by and between Brouillette, Inc. and Taylor Company.

10.29/ Lease, dated August 30, 1995, between Lakewood Realty and Mortgage Corporation and Specialty Equipment Companies, Inc.

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

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

10.33(9) Irrevocable Letter of Credit, dated February 22, 1995, in the amount of $6.5 million issued by Barclays Bank, PLC, in favor of Amalgamated Bank of Chicago, and Trustee under the Trust Indenture, dated as of February 22, 1995 between the State of South Carolina and Amalgamated Bank of Chicago.

10.34(9) Pledge Agreement, dated as of February 1, 1995, among Specialty Equipment Companies, Inc., Shawmut Capital Corporation as guarantor, and Barclays Bank PLC, New York Branch, covering $6.4 million State of South Carolina Industrial Project Revenue Bonds, Series 1995 (Specialty Equipment Companies, Inc. Project).

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

12.1(phi)      Statement Re: Computation of Ratios of Earnings to Fixed Charges

21.1(phi)      Subsidiaries of Specialty Equipment Companies, Inc.

23.1(phi)      Consent of KPMG LLP.

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------

24.1(phi)      Powers of Attorney of Messrs. Kent, M. Glazer and A. Glazer dated
               April 13, 2000, Messrs. Hutchinson and Dotterweich dated April
               14, 2000, Mr. MacLean dated April 17, 2000, and Messrs. K. Glazer and Greenwood dated April 18, 2000.

27.1(phi)      Financial data schedule.

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

(9) Incorporated herein by reference to the applicable exhibit to the Company's Annual Report on Form 10-K for the year ended January 31, 1999, as filed with the Securities and Exchange Commission on April 9, 1999.

(phi)     Filed herewith.