Form 10-Q
period 2000-04-30
SPECIALTY EQUIPMENT COMPANIES INC
filed 2000-06-12
CIK 814013

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                  For the quarterly period ended April 30, 2000
                                       or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number:  0-22798
                        --------

                       SPECIALTY EQUIPMENT COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                             36-3337593
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                              Identification No.)

1245 Corporate Blvd., Suite 401, Aurora, IL                       60504
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                  (630)585-5111
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days. Yes  X  No     .
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                                  Outstanding at June 9, 2000
------------------------------                 --------------------------------
Common Stock, $0.01 par value                          19,516,287 shares




                                                The exhibit index is on page 16.

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                       SPECIALTY EQUIPMENT COMPANIES, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 Three months ended
                                                     April 30,
                                                 1999          2000
                                                 ----          ----
                                                     (unaudited)
Net revenue                                     $139,540   $131,397
Cost of sales                                     95,837     89,562
                                                --------   --------
Gross margin                                      43,703     41,835
Selling, general and administrative expenses      22,656     23,802
                                                --------   --------
Earnings from operations                          21,047     18,033
Interest expense, net                              1,863      2,249
                                                --------   --------
Earnings from operations before income taxes      19,184     15,784
Income taxes                                       7,320      6,034
Minority interest                                     30         18
                                                --------   --------
Net earnings                                    $ 11,834   $  9,732
                                                ========   ========
Basic earnings per share                        $   0.64   $   0.51
                                                ========   ========
Diluted earnings per share                      $   0.59   $   0.50
                                                ========   ========


Weighted average shares outstanding - basic       18,392     19,190
Weighted average shares outstanding - diluted     20,185     19,660


              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                       SPECIALTY EQUIPMENT COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                        January 31,    April 30,
                                                           2000          2000
                                                           ----          ----
                                                                     (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                               $     459    $   2,327
  Accounts receivable, net                                   71,501       83,298
  Inventories                                                64,133       62,093
  Deferred tax assets, net                                   27,938       27,938
  Other current assets                                        3,411        3,533
                                                          ---------    ---------
             Total current assets                           167,442      179,189
Property, plant and equipment, net                           51,406       51,819
Restricted cash equivalents                                   1,102          985
Goodwill                                                     29,665       35,248
Other intangibles, net                                       15,357       15,188
Other assets                                                    344          339
                                                          ---------    ---------
             Total assets                                 $ 265,316    $ 282,768
                                                          =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current installments of long-term debt                  $     961    $     330
  Accounts payable                                           31,932       31,722
  Accrued liabilities                                        69,921       71,354
  Accrued income taxes                                        6,883       12,942
                                                          ---------    ---------
             Total current liabilities                      109,697      116,348

Long-term debt, excluding current installments              126,374      134,663
Other non-current liabilities                                 1,868        1,740

Stockholders' equity:
  Common stock                                                  193          195
  Additional paid-in capital                                 68,999       67,444
  Accumulated deficit                                       (35,525)     (32,077)
  Accumulated other comprehensive income                     (1,682)      (2,371)
  Treasury stock, at cost                                    (4,608)      (3,174)
                                                          ---------    ---------
             Total stockholders' equity                      27,377       30,017
                                                          ---------    ---------
             Total liabilities and stockholders' equity   $ 265,316    $ 282,768
                                                          =========    =========


              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                       SPECIALTY EQUIPMENT COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands, except share amounts)


                                                                     Three months ended
                                                                          April 30,
                                                                     1999          2000
                                                                     ----          ----
                                                                         (unaudited)
Cash flows from operating activities:
Net earnings                                                       $ 11,834    $  9,732
Items not affecting cash:
  Depreciation                                                        1,426       1,583
  Amortization                                                          215         364
  Utilization of net operating loss carryforward                        273          --
Changes in current assets and liabilities (net of acquisition):
  Accounts receivable                                               (16,357)    (11,797)
  Inventories                                                        (3,786)      3,134
  Other current assets                                                 (561)        (70)
  Accounts payable and other current liabilities,
    excluding current installments of long-term debt                 12,846       7,282
                                                                   --------    --------
             Net cash flows provided by operating activities          5,890      10,228
Cash flows from investing activities:
  Additions to property, plant and equipment, net                    (2,803)     (1,779)
  Cash equivalents restricted for capital additions                      --         117
  Businesses acquired                                                    --      (7,156)
                                                                   --------    --------
             Net cash used in investing activities                   (2,803)     (8,818)
Cash flows from financing activities:
  Increase in revolving credit facility                              11,500       9,000
  Repayments of long-term debt                                         (560)     (1,342)
  Proceeds from exercise of stock options                             1,626         381
  Options withheld for taxes                                         (1,336)     (1,934)
  Acquisition of treasury stock                                     (19,295)     (4,850)
                                                                   --------    --------
             Net cash provided by (used in) financing activities     (8,065)      1,255
                                                                   --------    --------
Other, net                                                             (390)       (797)
                                                                   --------    --------
Net increase (decrease) in cash                                      (5,368)      1,868
Cash and cash equivalents:
  Beginning of period                                                 6,814         459
                                                                   --------    --------
  End of period                                                    $  1,446    $  2,327
                                                                   ========    ========

Cash paid for:
Interest, net                                                      $  2,136    $  2,271
                                                                   ========    ========
Income taxes                                                       $     --    $     --
                                                                   ========    ========


              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                       SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. General

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended January 31, 2000 included in the Specialty Equipment Companies, Inc. ("Specialty" or the "Company") Annual Report on Form 10-K filed with the Securities and Exchange Commission ("Commission") on April 24, 2000.

     In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended April 30, 1999 and 2000, (b) the financial position at April 30, 2000 and (c) the cash flows for the three month periods ended April 30, 1999 and 2000, have been made. The financial results for the three months ended April 30, 2000 are not necessarily indicative of the financial results for the entire 2001 fiscal year. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

     Net earnings per share is computed based on the weighted average number of basic and diluted common shares outstanding during the period.

     Comprehensive income includes all changes in stockholders' equity during the relevant period except those resulting from investments by owners and distributions to owners. Comprehensive earnings for the quarters ended April 30, 1999 and 2000 consisted of the following:


                                             Three months ended
                                                  April 30,
                                               1999        2000
                                               ----        ----
Net earnings                                $ 11,834    $  9,732
Other comprehensive earnings:
  Foreign currency translation adjustment       (609)       (689)
                                            --------    --------
Comprehensive earnings                      $ 11,225    $  9,043
                                            ========    ========


2. Accounts Receivable

     Accounts receivable at the following dates consisted of the following:


                                        January 31,  April 30,
                                            2000       2000
                                            ----       ----

Accounts receivable                       $75,943   $87,794
Less: allowance for doubtful accounts       4,442     4,496
                                          -------   -------
                                          $71,501   $83,298
                                          =======   =======

                       SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


3. Inventories

     Inventories at the following dates consisted of the following:


                                                    January 31,  April 30,
                                                        2000       2000
                                                        ----       ----
Raw materials                                          $32,393   $31,772
Work-in-process                                          8,261     7,759
Finished goods                                          23,666    22,749
                                                       -------   -------
                                                        64,320    62,280
Less: excess of FIFO cost over LIFO                        187       187
                                                       -------   -------
             Total                                     $64,133   $62,093
                                                       =======   =======


     The Company uses the LIFO method of valuing inventories. LIFO, compared to FIFO, had a de minimis effect on the cost of sales for the three-month periods ended April 30, 1999 and 2000.

4. Intangibles and Goodwill:


                                                        January 31,   April 30,
                                                           2000         2000
                                                           ----         ----
Goodwill                                                 $30,746       $36,539
Less: accumulated amortization                             1,081         1,291
                                                         -------       -------
                                                         $29,665       $35,248
                                                         =======       =======

   Intangibles consist of the following:
Patents                                                  $ 1,516       $ 1,516
Other intangibles                                         52,482        52,482
Deferred pension costs                                     2,801         2,801
                                                         -------       -------
                                                          56,799        56,799
Less: accumulated amortization                            41,442        41,611
                                                         -------       -------
           Net intangibles                               $15,357       $15,188
                                                         =======       =======


     Other intangibles primarily include deferred financing fees, engineering drawings, distribution networks and skilled workforce.

5. Income Taxes

     At January 31, 2000, the Company had a net deferred tax asset of $27.9 million. The Company has approximately $7.8 million in net operating loss (NOL) carry forwards. However, a number of issues regarding the treatment of certain changes in ownership of the Company pursuant to certain provisions of the Internal Revenue Code of 1986, as amended ("IRC"), may arise which, if determined adversely, could limit the amount and/or use of the NOL carry forwards. The NOL carry forwards are available through fiscal 2008.

                       SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


6. Long-Term Debt

     Long-term debt at the following dates consisted of the following:


                                                       January 31,  April 30,
                                                           2000        2000
                                                           ----        ----
Revolving line of credit                                 $113,000    $122,000
Industrial project revenue bonds due 2009 and 2014          9,565       9,565
Other long-term debt                                        4,770       3,428
                                                         --------    --------
                                                          127,335     134,993
Less: current installments                                    961         330
                                                         --------    --------
             Total long-term debt                        $126,374    $134,663
                                                         ========    ========


     Under the Company's $200 million revolving credit facility with Bank of America as agent bank (the "BA Bank Facility"), the Company had $70.4 million available for additional borrowings.

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

Litigation
The Company was a defendant along with other defendants in an action filed on July 20, 1995 entitled "Thermodyne Food Service Products, Inc. and AFTEC, Inc.
v. McDonald's Corporation, et al." which was transferred to the United States District Court, Northern District of Illinois, Eastern Division (the "Thermodyne Action"). Plaintiffs alleged that Specialty and other defendants misappropriated trade secrets in connection with the Company's development of an oven for McDonald's and OSI Industries, Inc. ("OSI"). As a result of a ruling on a motion to dismiss, all the claims against Specialty other than the trade secret claim were dismissed. The case was settled by the terms of a confidential settlement agreement dated May 28, 1997 pursuant to which one of the defendants agreed to make a settlement payment in a confidential amount. Although Specialty is not required under the terms of this settlement agreement to pay any damages or make any settlement payments, it is possible that the codefendant that did make a settlement payment will seek a contribution from Specialty. On or about November 13, 1998, defendants in an action entitled "McDonald's Corporation v. American Motorists Insurance Co." No. 97L0014, pending in the Circuit Court of DuPage County, Illinois, sought leave to file a third party complaint asserting contingent subrogation rights against the Company, and other defendants from the Thermodyne Action referred to above. The court denied that motion. On or about March 5, 1999, St. Paul Surplus Lines Ins. Co., American Motorists Insurance Co., Century Indemnity Co., Indemnity Insurance Co of North America and Federal Insurance Co. (collectively "Carriers") filed an action in the Circuit Court of DuPage County, Illinois, No. 99 MR 0071 against the Company, and the other defendants in the Thermodyne Action (except for McDonald's). Carriers allege that they are subrogated to contribution claims McDonald's may have against the Company arising from the Thermodyne Action. Count I purports to state a claim for contribution under 740 ILCS 100/0.01 et. seq. for the Company's alleged misappropriation of trade secrets, and seeks judgment "in an amount equal to the relative degree

                       SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

of fault found attributable to the defendants in the Thermodyne Action." Count II purports to state a claim for contribution arising from OSI's alleged tortious interference with the contract and seeks the same relief sought in Count I. Counts III and IV are not brought against the Company. The complaint was dismissed with prejudice on June 17, 1999. Plaintiff's time to appeal has not yet run. Management believes that the Company will not suffer a material loss related to this action.

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

Environmental and Related Matters
On May 5, 1994, Specialty (doing business as Taylor Freezer Company) was among more than 80 parties notified as potential third-party defendants in an action involving the clean up of the MIG/Dewane Landfill near Belvidere, Illinois. The principal owners and operators of the landfill have filed a third-party complaint. The principal users of the landfill who in turn had been sued by the Environmental Protection Agency ("EPA") in April 1992 sued those owners and operators. The complaint seeks contribution for the proposed clean up of the site. The Company has not received settlement offers from the EPA, but it settled its alleged liability with the private plaintiffs for $54,000 of the costs associated with the remedial investigation of the site. In addition, the Company has incurred a minimal expense associated with the administration of this matter. Specialty has not settled its alleged liability for clean up costs at the site. Beatrice Company (ConAgra) has assumed defense of the matter and has agreed to defend and indemnify Specialty for claims related to the MIG/Dewane site to the extent they are related to Taylor and the events giving rise to the claims occurred during the Beatrice Company (ConAgra) period of ownership. Based upon presently available information, management does not believe this matter will have a material effect on Specialty's results of operations or financial condition.

Routine Matters
In addition, Specialty is routinely involved in other litigation, including environmental matters, incidental to its business. Such routine claims are being vigorously contested and management does not believe that the outcome of such litigation will have a material adverse effect upon the financial condition or results of operations of the Company.

                       SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Letters of Credit
     As of April 30, 2000, the Company had letters of credit outstanding totaling $13.0 million, which guarantee various business activities, including $9.8 million of letters of credit which guarantee the Industrial Project Revenue Bonds (see note 6 above).

8. Stock Option Plan and Stock Warrants

     On May 6, 1993 the stockholders approved long-term incentive plans for both non-employee directors and employees. Pursuant to the Non-Employee Directors Long-Term Incentive Plan ("1993 Director Plan") each non-employee director was granted an option to purchase 175,241 shares of the Company's common stock at a price of $1.00 per share (which was not less than management's determination of the fair market value of the underlying shares on the date of grant). The aggregate grants under the 1993 Director Plan totaled 876,205 shares. The options under the Director Plan all vested and became exercisable on May 6, 1995; as on such date all of the conditions to vesting were satisfied. All options awarded pursuant to the 1993 Director Plan expired on May 6, 2000. On May 25, 2000 the stockholders of the Company approved a new long-term incentive plan for the non-employee directors of the Company (the "2000 Director Plan"). On May 26, 2000 each non-employee director was granted an option to purchase 2,800 shares of the Company's common stock at a price of $20.625 per share. The aggregate grants made were 16,800 shares and have a vesting period of five years and term of 10 years.

     The Executive Long-Term Incentive Plan, as amended, ("Employee Plan") allows for the issue of a total of 5,004,814 shares of the Company's common stock. A total of 519,750 options may still be granted under the Employee Plan. All of the options granted are at an exercise price, which was not less than management's determination of the fair market value of the underlying shares at the respective dates of grant.


     The following sets forth information with respect to options issued and outstanding:


                                                                            Average option        Range of
                                                                Shares      price per share     Option Prices
                                                                ------      ---------------     -------------
Options outstanding at January 31, 2000                        1,603,532        $10.28           $1.00-23.25
Options issued                                                    40,000         18.98          18.875-20.50
Options exercised                                               (481,960)         1.00                  1.00
Options withheld for taxes                                       (99,272)         1.00                  1.00
                                                               ---------        ------           ----- -----
Options outstanding at April 30, 2000 (443,300 exercisable)    1,062,300        $15.69           $1.00-23.25
                                                               =========        ======           ===== =====


     Options withheld for taxes are options, which are withheld by the Company, upon exercise by the grantee, to satisfy the Company's tax withholding obligation for the grantee's tax liability.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three Month Period Ended April 30, 2000 (Fiscal 2001) Compared to Three Month Period Ended April 30, 1999 (Fiscal 2000).

Revenue. Revenue for the three months ended April 30, 2000 decreased 5.8% to $131.4 million compared with $139.5 million for the comparable period in fiscal 2000. The revenue decrease for the first three months of fiscal 2001 was primarily attributable to lower sales of beverage equipment to the U.S. soft drink market compared to the prior fiscal year period. Revenue was also negatively impacted by the strength of the U.S. dollar as compared to the Dutch Guilder which had the effect of decreasing the dollar amount of sales generated by Gamko. Sales in the three months ended April 30, 2000 include $6.1 million of sales of Carter-Hoffmann, which was acquired on September 30, 1999. Sales of products for use outside the U.S. were approximately the same as the prior year period. For the first three months of fiscal 2000, revenue from sales of products for use outside the United States was 29.8% of revenue as compared with 28.0% for the same period in fiscal 2000.

Gross Margin. Gross margin for the three months ended April 30, 2000 decreased 4.3% to $41.8 million, compared with $43.7 million for the comparable period in fiscal 2000. As a percent of revenue, gross margin increased from 31.3% of revenue for the three-month period ended April 30, 1999 to 31.8% of revenue in the three-month period ended April 30, 2000.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the three months ended April 30, 2000 increased 5.1% to $23.8 million from $22.7 million for the same period in fiscal 2000. As a percent of revenue, SG&A increased from 16.2% to 18.1% in the three months ended April 30, 2000, compared to the comparable period in fiscal 2000. The increase was due in part to fixed expenses spread over a lower sales volume and increased research and development spending.

Interest Expense. Interest expense for the three months ended April 30, 2000 increased 20.7% to $2.2 million compared with the same period in fiscal 2000. The increase in interest expense resulted from, higher average borrowings and higher interest rates, compared to the prior year period. Included in the Company's borrowings for the first quarter of fiscal 2001 were the acquisitions of Carter-Hoffmann on September 30, 1999 and Nova on March 31, 2000.

Income Taxes. Income tax expense decreased 17.6% to $6.0 million compared to $7.3 million for the comparable period in fiscal 2000. The decrease in tax expense is largely attributed to decreased earnings before taxes of approximately $3.4 million.

The following table sets forth selected operating data as a percentage of Company net revenue:


                                                           Three months ended
                                                                April 30,
                                                           1999 (%)    2000 (%)
                                                           --------    --------
Beverage-Air                                                 48.5       40.5
Carter-Hoffmann                                                 -        4.6
Specialty Equipment International                             6.7        6.6
Taylor                                                       32.4       33.5
Wells/Bloomfield                                             10.2       11.9
World Dryer                                                   2.2        2.9
                                                            -----      -----
  Net revenue                                               100.0      100.0
Gross margin                                                 31.3       31.8
Selling, general and administrative expenses                 16.2       18.1
                                                            -----      -----
  Earnings from operations                                   15.1       13.7
Interest expense, net                                        (1.3)      (1.7)
Income taxes                                                 (5.3)      (4.6)
                                                            -----      -----
  Net earnings                                                8.5        7.4
                                                            =====      =====


Liquidity and Capital Resources

     Net cash flows provided by operations were $10.2 million for the three months ended April 30, 2000 compared with $5.9 million for the three months ended April 30, 1999. The increase is primarily the result of a reduced use of working capital compared to the prior year, partially offset by lower net earnings from operations. See -- "Results of Operations -- Revenue."

     Net cash used in investing activities amounted to $8.8 million for the three months ended April 30, 2000 compared with $2.8 million for the three months ended April 30, 1999. The increase is primarily attributable to the Nova acquisition. Through the first three months of fiscal 2001, total capital expenditures have been $1.8 million. The Company anticipates that capital expenditures for fiscal 2001 will be approximately $10.0 million.

     In January 2000 the Company announced a plan to purchase $30 million of its common stock (up to 1,000,000 shares) in the open market. For the three months ended April 30, 2000, the Company purchased 250,250 shares of its common stock at an average price of $19.38 per share.

     As of April 30, 2000, the Company had net working capital of $62.8 million. The Company's average operating working capital (defined as average monthly gross accounts receivable and net inventory less accounts payable) as a percentage of sales decreased from 23% during fiscal year 2000 to 22% for the three months ended April 30, 2000. The Company's earnings from operations were sufficient to cover fixed charges for the three months ended April 30, 2000.

     As of April 30, 2000, the Company had borrowings of $122.0 million under the Revolving Credit Facility of its BA Bank Facility. In addition, it had outstanding letters of credit in the amount of $13.0 million, including $9.8 million of letters of credit which guarantee the Industrial Project Revenue Bonds (referenced in note 6 of notes to the unaudited consolidated financial statements included as item 1 hereto). Under the Revolving Credit Facility, the Company had $70.4 million available for additional borrowings. In addition, the Company had cash and cash equivalents of $2.3 million as of April 30, 2000.

     The BA Bank Facility includes two financial covenants, which Specialty was required to meet on April 30, 2000. The first financial covenant is a total funded debt to cash flow ratio for the twelve months ended April 30, 2000, of not more than 3.50:1.00. The second covenant is an interest coverage ratio, which had to be at least 3.50:1.00 for the twelve months ended April 30, 2000. Specialty met each of these covenants as it reported a total funded debt to cash flow ratio for the twelve months ended April 30, 2000 of 1.76:1.00; and an interest coverage ratio for the twelve months ended April 30, 2000 of 8.79:1.00.

     Management believes that the BA Bank Facility and the other sources of capital described above, with internally generated funds, will be adequate to meet the Company's anticipated capital and cash requirements for at least the next twelve months, including debt service and corporate income taxes.

Impact of Inflation

     Management does not believe that inflation has had a material impact on the Company's operations during the first three months of fiscal 2001. Management believes that the Company may face increasing costs during the balance of the fiscal year as a result of inflation, which the Company may not fully be able to offset with increased productivity or pass on to its customers due to competitive factors within the industry.

Euro Currency

     Specialty derived approximately 13% of its revenue in fiscal 2000 from its operations in Western Europe. Historically, transactions in Western Europe have been denominated primarily in U.S. currency; however, transactions by the recently acquired Gamko subsidiary are denominated in a variety of European currencies.

     On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as their common legal currency. Following the introduction of the Euro, the local currencies are scheduled to remain legal tender in the participating countries until January 1, 2002. During this transition period, goods and services may be paid for using either the Euro or the participating country's local currency. Thereafter, the local currencies will be canceled and the Euro currency will be used for all transactions occurring in the eleven participating members of the European Union.

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

Safe Harbor for Forward-Looking Statements Under the Securities Litigation Reform Act of 1995

     Except for historical information contained herein, this Quarterly Report to Stockholders contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated and discussed herein. These factors include: general economic conditions and their impact on the growth of the quick service restaurant and soft drink bottler industries, fluctuation in demand for the Company's products due to trends in the foodservice and soft drink bottler industries, the Company's dependence on its major customer and key management personnel, the effects of competition, the demands relating to further overseas expansion, the significance of the Company's outstanding indebtedness and other factors detailed elsewhere from time to time in the Company's filings with the Securities and Exchange Commission.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's market risk during the first quarter ended April 30, 2000. For additional information on market risk, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See note 7 of "Notes to Unaudited Consolidated Financial Statements" included in Part I. Item 1. of this Form 10-Q.

Item 4. Submissions of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of stockholders for the quarter ended April 30, 2000.

Item 5. Other Information

Employment Agreements

     The Company has from time to time entered into employment retention agreements with each of its executive officers, among others, whereby the Company agrees to retain each of them and each of them has agreed to remain in the employ of the Company. On February 29, 2000, the Company entered into an employment retention agreement with Mr. Robert R. Friedl whereby the Company agreed to employ him and he has agreed to remain in the employ of the Company, as its Corporate Vice President and Chief Financial Officer, for three years from February 29, 2000. Under the terms of his employment retention agreement, Mr. Friedl is to receive a base salary of $225,000 per year, with any increases subject to the discretion of the Compensation Committee and approval of the Board of Directors, and other benefits as described below.

     On June 6, 2000, the Compensation Committee and Board of Directors approved the amendment and restatement of the employment retention agreements with all executive officers (including Mr. Friedl), among others, to make them substantially uniform in all features (except for certain individual items and levels of compensation) and to provide for vesting of options in the event of a change of control or a termination of employment for good reason. As amended, each agreement has a three year term from its original effective date which automatically extends on a daily basis from the first anniversary of its original effective date so that it has a two year term at all times thereafter, unless either party delivers notice of non-renewal, in which event the agreement will expire two years from the date of such notice.

     Under the terms of the amended and restated employment retention agreements, each executive officer is to receive: a salary equal to his salary as of the date of the amendment and restatement, with any increases subject to the discretion of the Compensation Committee and the approval of the Board of Directors; a bonus with a target bonus percentage of 60% of salary (100% for Mr. Rhodenbaugh) under a plan and with performance goals determined by the Compensation Committee with the approval of the Board of Directors; participation in any stock option program, such as the Amended and Restated Executive Long-Term Incentive Program, that may be adopted; participation in other incentive, savings and retirement plans, welfare benefit plans and fringe benefits, expense reimbursement and vacation policies applicable to Company executives (and a bridge loan, car allowance, and term life insurance for Mr. Friedl), or cash in lieu thereof; and indemnification for liabilities arising from his service, whether arising before or during the term of his employment agreement.

     Also, each executive officer upon termination without cause, death, permanent disability, or termination for good reason, will be entitled to: (a) a lump sum cash payment within 30 days of termination equal to two times his annual base salary as of the date of termination (subject to a minimum of $450,000 for Mr. Friedl), plus an amount equal to the incentive payments for the most recent two fiscal years (four times the average incentive payments for the most recent four fiscal years for Mr. Rhodenbaugh, and subject to a minimum of $167,500 for Mr. Friedl if termination occurs before May 1, 2002), plus any deferred compensation; (b) continuation of incentive, savings, retirement, and welfare plan benefits and fringe benefits for a period of six months from the termination date (two years from the termination date if termination occurs after a change of control), or cash in lieu thereof; and (c) the vesting of any unvested options as of the termination date. (For Mr. Rhodenbaugh, the aggregate cash payment described in (a) above is subject to a minimum of $2.5 million.)

     For purposes of the agreements, "good reason" is a material adverse change in the executive officer's function, duties, or responsibilities (not promptly cured); a failure by the Company to provide required compensation and plan, welfare and fringe benefits (or cash in lieu thereof); a failure to secure assumption of the agreement by any applicable successor company; or the occurrence of a change of control if the executive provides the Company with a notice of termination within 90 days thereafter (at any time for a period of five years thereafter, unless and until the board of the successor corporation approves comparable reporting responsibilities, for Mr. Rhodenbaugh). For this purpose only, a "change of control" is a 66-2/3% acquisition by a person or group, a failure of incumbent directors to constitute 66-2/3% of the Board of Directors, a merger or similar transaction (absent 66-2/3 continuity of shareholder interest), or a liquidation or dissolution of the Company.

     For other purposes (i.e., vesting of options and continuation of plan, welfare and fringe benefits for two years rather than six months), a "change of control" is a 50% acquisition by a person or group, a failure of incumbent directors to constitute a majority of the Board of Directors, a merger or similar transaction (absent 50% continuity of shareholder interest), or a liquidation or dissolution of the Company. If a change of the ownership or effective control of a substantial portion of the assets of the Company results in an executive becoming subject to the 20% excise tax on the excess parachute payments, the Company will reimburse him for the amount of the excise tax due and all taxes on the reimbursement, up to a maximum reimbursement limit of five times the excise tax.

Item 6. Exhibits and Reports on Form 8-K

     1. Exhibits

        10.1   2000 Non-Employee Directors Long-term Incentive Plan
        27.1   Financial Data Schedule.

     2. Reports on Form 8-K.

        None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Specialty Equipment Companies, Inc.
                                                         (Registrant)




Date: June 12, 2000                     /s/ Jeffrey P. Rhodenbaugh
-------------------------               ----------------------------------------
                                            Jeffrey P.  Rhodenbaugh,
                                            Chief Executive Officer
                                            (Principal Executive Officer)






Date: June 12, 2000                     /s/ Robert R. Friedl
-------------------------               ----------------------------------------
                                            Robert R. Friedl,
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

Exhibit Index

   Exhibit
      No.                          Description
   -------                         -----------

   *10.1         2000 Non-Employee Directors Long-term Incentive Plan
    27.1         Financial data schedule.




*Incorporated herein by reference to the applicable exhibit to the Company's Definitive Notice and Proxy Statement on Form 14A, as filed with the Securities and Exchange Commission on April 24, 2000.