Form 10-Q
period 2000-07-31
SPECIALTY EQUIPMENT COMPANIES INC
filed 2000-09-14
CIK 814013

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                  For the quarterly period ended July 31, 2000
                                       or
    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

For the transition period from                           to
                               ------------------------------------------------
Commission File Number:   0-22798
                        ---------

                      SPECIALTY EQUIPMENT COMPANIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                               36-3337593
-------------------------------------------------------------------------------
     (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                 Identification No.)

1245 Corporate Blvd., Suite 401, Aurora, IL                60504
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
                                     -----   -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                             Outstanding at September 12, 2000
-----------------------------                ---------------------------------
Common Stock, $0.01 par value                         19,515,887 shares




                                               The exhibit index is on page 16.

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                       SPECIALTY EQUIPMENT COMPANIES, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        Three months ended     Six months ended
                                                              July 31,               July 31,
                                                         1999       2000         1999         2000
                                                      --------    --------     --------     --------
                                                     (unaudited)             (unaudited)
Net revenue                                           $129,158    $134,666     $268,698     $266,063
Cost of sales                                           88,307      91,122      184,144      180,684
                                                      --------    --------     --------     --------
  Gross margin                                          40,851      43,544       84,554       85,379
Selling, general and administrative expenses            21,409      22,644       44,065       46,446
                                                      --------    --------     --------     --------
Earnings from operations                                19,442      20,900       40,489       38,933
Interest expense, net                                    2,004       2,394        3,867        4,643
                                                      --------    --------     --------     --------
Earnings from operations before income taxes            17,438      18,506       36,622       34,290
Income taxes                                             6,715       6,969       14,035       13,003
Minority interest                                           23          25           53           43
                                                      --------    --------     --------     --------
Net earnings                                          $ 10,700    $ 11,512     $ 22,534     $ 21,244
                                                      ========    ========     ========     ========

Basic earnings per share                              $   0.59    $   0.59     $   1.23     $   1.10
                                                      ========    ========     ========     ========

Diluted earnings per share                            $   0.54    $   0.59     $   1.12     $   1.08
                                                      ========    ========     ========     ========

Weighted average shares outstanding - basic             18,225      19,474       18,307       19,386
Weighted average shares outstanding - diluted           20,000      19,669       20,109       19,741


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       SPECIALTY EQUIPMENT COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                     January 31,    July 31,
                                                        2000          2000
                                                      --------      --------
ASSETS                                                             (unaudited)
Current assets:
  Cash and cash equivalents                           $    459      $ 11,632
  Accounts receivable, net                              71,501        76,725
  Inventories                                           64,133        61,763
  Deferred tax assets, net                              27,938        27,938
  Other current assets                                   3,411         3,500
                                                      --------      --------
             Total current assets                      167,442       181,558
Property, plant and equipment, net                      51,406        51,330
Restricted cash equivalents                              1,102           994
Goodwill                                                29,665        35,021
Other intangibles, net                                  15,357        15,269
Other assets                                               344           333
                                                      --------      --------
             Total assets                             $265,316      $284,505
                                                      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current installments of long-term debt              $    961      $    218
  Accounts payable                                      31,932        32,030
  Accrued liabilities                                   69,921        74,297
  Accrued income taxes                                   6,883        16,179
                                                      --------      --------
             Total current liabilities                 109,697       122,724

Long-term debt, excluding current installments         126,374       118,723
Other non-current liabilities                            1,868         1,694

Stockholders' equity:
  Common stock                                             193           195
  Additional paid-in capital                            68,999        67,263
  Accumulated deficit                                  (35,525)      (22,957)
  Accumulated other comprehensive income                (1,682)       (2,354)
  Treasury stock, at cost                               (4,608)         (783)
                                                      --------      --------
             Total stockholders' equity                 27,377        41,364
                                                      --------      --------
             Total liabilities and
               stockholders' equity                   $265,316      $284,505
                                                      ========      ========

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       SPECIALTY EQUIPMENT COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        Six months ended
                                                             July 31,
                                                        1999           2000
                                                      --------       -------
Cash flows from operating activities:                      (unaudited)
Net earnings                                          $ 22,534      $ 21,244
Items not affecting cash:
  Depreciation                                           2,843         3,313
  Amortization                                             425           782
  Utilization of net operating loss carryforward           546             -
Changes in current assets and liabilities
(net of acquisitions):
  Accounts receivable                                   (3,014)       (5,244)
  Inventories                                            2,495         3,782
  Other current assets                                    (360)          (37)
  Accounts payable and other current liabilities,
    excluding current installments of long-term debt    14,645        13,721
                                                      --------      --------
             Net cash provided by
               operating activities                     40,114        37,561
Cash flows from investing activities:
  Additions to property, plant and equipment, net       (5,480)       (3,020)
  Cash equivalents restricted for capital additions     (2,282)          108
  Businesses acquired                                        -        (7,681)
                                                      --------      --------
             Net cash used in investing activities      (7,762)      (10,593)
Cash flows from financing activities:
  Decrease in revolving credit facility                (10,000)       (7,000)
  Proceeds from long-term debt                           5,200             -
  Repayments of long-term debt                             (27)       (1,394)
  Financing costs                                         (130)            -
  Proceeds from exercise of stock options                3,950           521
  Options withheld for taxes                            (4,242)       (2,255)
  Acquisition of treasury stock                        (21,687)       (4,850)
                                                      --------      --------
             Net cash used in financing activities     (26,936)      (14,978)
                                                      --------      --------
Other, net                                                (505)         (817)
                                                      --------      --------
Net increase in cash                                     4,911        11,173
Cash and cash equivalents:
  Beginning of period                                    6,814           459
                                                      --------      --------
  End of period                                       $ 11,725      $ 11,632
                                                      ========      ========
Cash paid for:
Interest, net                                         $  4,105      $  4,658
                                                      ========      ========
Income taxes                                          $  1,084      $  3,707
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

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended July 31, 1999 and 2000,
(b) the financial position at July 31, 2000 and (c) the cash flows for the six month periods ended July 31, 1999 and 2000, have been made. The financial results for the three and six months ended July 31, 2000 are not necessarily indicative of the financial results for the entire 2001 fiscal year. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

         Net earnings per share is computed based on the weighted average number of basic and diluted common shares outstanding during the period.

         Comprehensive income includes all changes in stockholders' equity during the relevant period except those resulting from investments by owners and distributions to owners. Comprehensive earnings for the three and six months ended July 31, 1999 and 2000 consisted of the following:

                                     Three months ended      Six months ended
                                           July 31,              July 31,
                                      1999         2000      1999       2000
                                    --------     -------    -------    -------
Net earnings                        $ 10,700     $11,512    $22,534    $21,244
Other comprehensive earnings:
  Foreign currency translation
    adjustment                           (64)         17       (673)      (672)
                                    --------     -------    -------    -------
Comprehensive earnings              $ 10,636     $11,529    $21,861    $20,572
                                    ========     =======    =======    =======


2.  Accounts Receivable

         Accounts receivable at the following dates consisted of the following:


                                                          January 31,  July 31,
                                                              2000      2000
                                                            -------    -------
Accounts receivable                                         $75,943    $81,273
Less: allowance for doubtful accounts                         4,442      4,548
                                                            -------    -------
                                                            $71,501    $76,725
                                                            =======    =======

                       SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Inventories

         Inventories at the following dates consisted of the following:


                                                          January 31,  July 31,
                                                             2000        2000
                                                            -------    -------
Raw materials                                               $32,393    $34,464
Work-in-process                                               8,261      5,418
Finished goods                                               23,666     22,068
                                                            -------    -------
                                                             64,320     61,950
Less: excess of FIFO cost over LIFO                             187        187
                                                            -------    -------
             Total                                          $64,133    $61,763
                                                            =======    =======


         The Company uses the LIFO method of valuing inventories. LIFO, compared to FIFO, had a de minimis effect on the cost of sales for the three and six month periods ended July 31, 1999 and 2000.

4. Intangibles and Goodwill:

                                                          January 31,  July 31,
                                                              2000       2000
                                                            -------    -------
  Goodwill                                                  $30,746    $36,541
  Less: accumulated amortization                              1,081      1,520
                                                            -------    -------
                                                            $29,665    $35,021
                                                            =======    =======

            Intangibles consist of the following:
  Patents                                                   $ 1,516    $ 1,516
  Other intangibles                                          52,482     52,756
  Deferred pension costs                                      2,801      2,801
                                                            -------    -------
                                                             56,799     57,073
  Less: accumulated amortization                             41,442     41,804
                                                            -------    -------
             Net intangibles                                $15,357    $15,269
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

                       SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


6.  Long-Term Debt

         Long-term debt at the following dates consisted of the following:

                                                          January 31,  July 31,
                                                             2000        2000
                                                           --------   --------
Revolving line of credit                                   $113,000   $106,000
Industrial project revenue bonds due 2009 and 2014            9,565      9,565
Other long-term debt                                          4,770      3,376
                                                           --------   --------
                                                            127,335    118,941
Less: current installments                                      961        218
                                                           --------   --------
             Total long-term debt                          $126,374   $118,723
                                                           ========   ========

         Under the Company's $200 million revolving credit facility with Bank of America as agent bank (the "BA Bank Facility"), the Company had $86.5 million available for additional borrowings at July 31, 2000.

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

                                                                         Page 9
                       SPECIALTY EQUIPMENT COMPANIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Letters of Credit
         As of July 31, 2000, the Company had letters of credit outstanding totaling $12.9 million, which guarantee various business activities, including $9.8 million of letters of credit which guarantee the Industrial Project Revenue Bonds (see note 6 above).

8.  Stock Option Plan and Stock Warrants

         On May 6, 1993 the stockholders approved long-term incentive plans for both non-employee directors and employees. Pursuant to the Non-Employee Directors Long-Term Incentive Plan ("1993 Director Plan") each non-employee director was granted an option to purchase 175,241 shares of the Company's common stock at a price of $1.00 per share. The aggregate grants under the 1993 Director Plan totaled 876,205 shares. The options under the Director Plan all vested and became exercisable on May 6, 1995; as on such date all of the conditions to vesting were satisfied. All options awarded pursuant to the 1993 Director Plan expired on May 6, 2000. On May 25, 2000 the stockholders of the Company approved a new long-term incentive plan for the non-employee directors of the Company (the "2000 Director Plan"). On May 26, 2000 each non-employee director was granted an option to purchase 2,800 shares of the Company's common stock at a price of $20.625 per share. The aggregate grants made were 16,800 shares and have a vesting period of five years and term of 10 years.

         The Executive Long-Term Incentive Plan, as amended, ("Employee Plan") allows for the issue of a total of 5,004,814 shares of the Company's common stock. A total of 534,750 options may still be granted under the Employee Plan. All of the options granted are at an exercise price, which was not less than management's determination of the fair market value of the underlying shares at the respective dates of grant.


         The following sets forth information with respect to options issued and outstanding:

                                                         Average option       Range of
                                              Shares     price per share    Option Prices
                                            ---------    ---------------    -------------
Options outstanding at January 31, 2000     1,603,532       $ 10.28          $1.00-23.25
Options issued                                 40,000         18.98         18.875-20.50
Options exercised                            (481,960)         1.00                 1.00
Options withheld for taxes                    (99,272)         1.00                 1.00
                                            ---------       -------        -------------
Options outstanding at
    April 30, 2000 (443,300 exercisable)    1,062,300       $ 15.69          $1.00-23.25
Options issued                                 16,800         20.56              20.5625
Options forfeited                             (15,000)        22.50                22.50
Options exercised                            (127,550)         1.00                 1.00
Options withheld for taxes                    (12,450)         1.00                 1.00
                                            ---------       -------        -------------
Options outstanding at
    July 31, 2000 (203,300 exercisable)       924,100       $ 17.90          $1.00-23.25
                                            =========       =======          ===========

         Options withheld for taxes are options, which are withheld by the Company, upon exercise by the grantee, to satisfy the Company's tax withholding obligation for the grantee's tax liability.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Three and Six Month Periods Ended July 31, 2000 (Fiscal 2001) Compared to Three and Six Month Periods Ended July 31, 1999 (Fiscal 2000).

Revenue. Revenue for the three months ended July 31, 2000 increased 4.3% to $134.7 million compared with $129.2 million for the comparable period in fiscal 2000. For the first six months of fiscal 2001, revenue was down 1.0% to $266.1 million versus $268.7 million in the first half of fiscal 2000. The revenue increase for the three months ended July 31, 2000 was primarily attributable sales from the Carter-Hoffmann and Nova acquisitions and increased sales of foodservice equipment offset by lower sales of beverage equipment to the U.S. soft drink bottler market compared to the prior fiscal year period. Management is uncertain as to the timing of future capital spending by its large soft drink soft drink bottler customers for the Company's refrigeration equipment. In addition, sales in the three months ended July 31, 2000 were adversely impacted as a result of the prior year period including a large non-recurring order to a quick service restaurant chain. Revenue was also negatively impacted by the strength of the U.S. dollar as compared to the Dutch Guilder which had the effect of decreasing the dollar amount of sales generated by Gamko. Sales in the three and six month period ended July 31, 2000 include $5.3 million and $11.3 million of sales by Carter-Hoffmann, which was acquired on September 30, 1999 and $1.3 million and $1.7 million of sales by Nova, which was acquired on March 31, 2000. Sales of products for use outside the U.S. decreased $9.0 million for the three and six month periods ended July 31, 2000 compared to the prior year periods, principally as a result of lower sales to the U.S. based global bottlers. For the first six months of fiscal 2001, revenue from sales of products for use outside the United States was 27.8% of revenue as compared with 30.9% for the same period in fiscal 2000.

Gross Margin. Gross margin for the three months ended July 31, 2000 increased 6.6% to $43.5 million, compared with $40.9 million for the comparable period in fiscal 2000. As a percent of revenue, gross margin increased from 31.6% of revenue for the three-month period ended July 31, 1999 to 32.3% of revenue in the three-month period ended July 31, 2000. Gross margin for the six months ended July 31, 2000 increased 1.0% to $85.4 million, compared with $84.6 million for the comparable period in fiscal 2000. As a percent of revenue, gross margin increased from 31.5% of revenue for the six-month period ended July 31, 1999 to 32.1% of revenue in the six-month period ended July 31, 2000. The improvement in margins is a result of a favorable sales mix and efforts to reduce expenses at certain of our global brands.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the three months ended July 31, 2000 increased 5.8% to $22.6 million from $21.4 million for the same period in fiscal 2000. As a percent of revenue, SG&A increased from 16.5% to 16.8% in the three months ended July 31, 2000, compared to the comparable period in fiscal 2000. SG&A expenses for the six months ended July 31, 2000 increased 5.4% to $46.4 million from $44.1 million for the same period in fiscal 2000. As a percent of revenue, SG&A increased from 16.4% to 17.5% in the six months ended July 31, 2000, compared to the comparable period in fiscal 2000. The increase was due in part to increased research and development spending and the acquisitions of Carter-Hoffmann and Nova.

Interest Expense. Interest expense for the three months ended July 31, 2000 increased 19.5% to $2.4 million compared with the same period in fiscal 2000. Interest expense for the six months ended July 31, 2000 increased 20.1% to $4.6 million compared with the same period in fiscal 2000. The increase in interest expense resulted from higher interest rates compared to the prior year period. Included in the Company's borrowings for the first six months of fiscal 2001 were the acquisitions of Carter-Hoffmann on September 30, 1999 and Nova on March 31, 2000.

Income Taxes. Income tax expense for the three months ended July 31, 2000 increased 3.8% to $7.0 million compared to $6.7 million for the comparable three month period in fiscal 2000. The increase in tax expense is largely attributed to increased earnings before taxes of approximately $1.1 million. For the six months ended July 31, 2000 income tax expense decreased 7.4% to $13.0 million compared to $14.0 million for the comparable period in fiscal 2000. The decrease in tax expense is largely attributed to decreased earnings before taxes of approximately $2.3 million.

         The following table sets forth selected operating data as a percentage of Company net revenue:


                                     Three months ended      Six months ended
                                            July 31,               July 31,
                                     1999(%)    2000(%)     1999(%)    2000(%)
                                     -------    -------     -------    -------
Beverage-Air                            41.7       38.8        45.2       39.6
Carter-Hoffmann                            -        3.9           -        4.3
Specialty Equipment International        7.0        6.8         6.9        6.7
Taylor                                  36.8       34.4        34.5       33.9
Wells/Bloomfield                        11.2       11.8        10.7       11.9
World Dryer                              3.3        4.3         2.7        3.6
                                     -------    -------     -------    -------
  Net revenue                          100.0      100.0       100.0      100.0
Gross margin                            31.6       32.3        31.5       32.1
Selling, general and
  administrative expenses               16.5       16.8        16.4       17.5
                                     -------    -------     -------    -------
  Earnings from operations              15.1       15.5        15.1       14.6
Interest expense, net                   (1.6)      (1.8)       (1.4)      (1.7)
Income taxes                            (5.2)      (5.2)       (5.2)      (4.9)
Minority interest                          -          -        (0.1)         -
                                     -------    -------     -------    -------
  Net earnings                           8.3        8.5         8.4        8.0
                                     =======    =======     =======    =======


Liquidity and Capital Resources

         Net cash flows provided by operations were $37.6 million for the six months ended July 31, 2000 compared with $40.1 million for the six months ended July 31, 1999. The decrease is primarily the result of increased use of working capital compared to the prior year and lower net earnings from operations. See -- "Results of Operations -- Revenue."

         Net cash used in investing activities amounted to $10.6 million for the six months ended July 31, 2000 compared with $7.8 million for the six months ended July 31, 1999. The increase is primarily attributable to the Nova acquisition, offset by reduced capital spending. Through the first six months of fiscal 2001, total capital expenditures have been $3.0 million. The Company anticipates that capital expenditures for fiscal 2001 will be approximately $8.5 million.

         In January 2000 the Company announced a plan to purchase $30 million of its common stock (up to 1,000,000 shares) in the open market. For the six months ended July 31, 2000, the Company purchased 250,250 shares of its common stock at an average price of $19.38 per share.

         As of July 31, 2000, the Company had net working capital of $58.8 million. The Company's average operating working capital (defined as average monthly gross accounts receivable and net inventory less accounts payable) as a percentage of sales decreased from 23% during fiscal year 2000 to 21% for the six months ended July 31, 2000. The Company's earnings from operations were sufficient to cover fixed charges for the six months ended July 31, 2000.

         As of July 31, 2000, the Company had borrowings of $106.0 million under the Revolving Credit Facility of its BA Bank Facility. In addition, it had outstanding letters of credit in the amount of $12.9 million, including $9.8 million of letters of credit which guarantee the Industrial Project Revenue Bonds (referenced in note 6 of notes to the unaudited consolidated financial statements included as item 1 hereto). Under the Revolving Credit Facility, the Company had $86.5 million available for additional borrowings. In addition, the Company had cash and cash equivalents of $11.6 million as of July 31, 2000.

         The BA Bank Facility includes two financial covenants, which Specialty was required to meet on July 31, 2000. The first financial covenant is a total funded debt to cash flow ratio for the twelve months ended July 31, 2000, of not more than 3.50:1.00. The second covenant is an interest coverage ratio, which had to be at least 3.50:1.00 for the twelve months ended July 31, 2000. Specialty met each of these covenants as it reported a total funded debt to cash flow ratio for the twelve months ended July 31, 2000 of 1.72:1.00; and an interest coverage ratio for the twelve months ended July 31, 2000 of 8.66:1.00.

         Management believes that the BA Bank Facility and the other sources of capital described above, with internally generated funds, will be adequate to meet the Company's anticipated capital and cash requirements for at least the next twelve months, including debt service and corporate income taxes.

Impact of Inflation

         Management does not believe that inflation has had a material impact on the Company's operations during the first six months of fiscal 2001. Management believes that the Company may face increasing costs during the balance of the fiscal year as a result of inflation, which the Company may not fully be able to offset with increased productivity or pass on to its customers due to competitive factors within the industry.

Euro Currency

         Specialty derived approximately 13% of its revenue in fiscal 2000 from its operations in Western Europe. Historically, transactions in Western Europe have been denominated primarily in U.S. currency; however, transactions by our Gamko subsidiary are denominated in a variety of European currencies.

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

         The Euro conversion raises strategic as well as operational issues.
The conversion is expected to result in a number of changes, including the stimulation of cross-border competition by creating cross-border price transparency. Management does not believe the Euro conversion has had a material adverse affect upon the Company.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Company's market risk during the first six months ended July 31, 2000. For additional information on market risk, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         See note 7 of "Notes to Unaudited Consolidated Financial Statements" included in Part I. Item 1. of this Form 10-Q.

Item 4.  Submissions of Matters to a Vote of Security Holders

         At the Company's Annual Stockholder Meeting on May 25, 2000, stockholders elected the following directors and approved the adoption of the Company's 2000 Non-Employee Director Long-Term Incentive Plan. Following is a record of the votes cast:

Election of Directors:               Votes For    Votes Withheld
                                     ---------    --------------
Jeffrey P. Rhodenbaugh               15,966,308   160,105
Malcolm I. Glazer                    15,965,831   160,582
Barry L. MacLean                     15,966,308   160,105

                                     Votes For    Votes Against     Abstentions
                                     ---------    -------------     -----------
Adoption of the Company's 2000
  Non-Employee Director Long-Term
  Incentive Plan:                    15,790,927   323,010           12,476

         There were no other matters submitted to a vote of stockholders for the quarter ended July 31, 2000.

Item 6.  Exhibits and Reports on Form 8-K

   1.    Exhibits

10.1 Amended Employment Retention Agreement Between Specialty Equipment Companies, Inc. and Jeffrey P. Rhodenbaugh
10.2 Amended Employment Retention Agreement Between Specialty Equipment Companies, Inc. and Donald K. McKay
10.3 Amended Employment Retention Agreement Between Specialty Equipment Companies, Inc. and Daniel B. Greenwood
10.4 Employment Retention Agreement Between Specialty Equipment Companies, Inc. and Robert R. Friedl
27.1        Financial data schedule.


2.       Reports on Form 8-K.

         None.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Specialty Equipment Companies, Inc.
                                               (Registrant)





Date: September 14, 2000       /s/ Jeffrey P. Rhodenbaugh
      --------------------     -----------------------------------------------
                               Jeffrey P. Rhodenbaugh, Chief Executive Officer
                               (Principal Executive Officer)






Date: September 14, 2000       /s/ Robert R. Friedl
      --------------------     -----------------------------------------------
                               Robert R. Friedl, Chief Financial Officer
                               (Principal Financial and Accounting Officer)

Exhibit Index

   Exhibit
      No.                       Description
------------                    ------------

10.1 Amended Employment Retention Agreement Between Specialty Equipment Companies, Inc. and Jeffrey P. Rhodenbaugh
10.2 Amended Employment Retention Agreement Between Specialty Equipment Companies, Inc. and Donald K. McKay
10.3 Amended Employment Retention Agreement Between Specialty Equipment Companies, Inc. and Daniel B. Greenwood
10.4 Employment Retention Agreement Between Specialty Equipment Companies, Inc. and Robert R. Friedl
              Financial data schedule.
27.1